Form 10-Q
period 2009-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2009-08-13
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-153849

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on July 31, 2009 is 12,676.

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Balance Sheets

Assets

	June 30,
	2009	December 31,
	(unaudited)	2008
Cash and cash equivalents	$3,665,095	$1,001
Deferred charges, net	1,013,181	-

Total Assets	$4,678,276	$1,001

Liabilities and Partners' Equity

Liabilities:
Due to General Partner and affiliates	$853,824	$-
Accrued expenses and other current liabilities	54,556	-

Total Liabilities	908,380	-

Commitments and contingencies (Note 6)

Partners' (Deficit) Equity:
General Partner	(6,607)	1
Limited Partners	3,776,503	1,000

Total Partners' Equity	3,769,896	1,001

Total Liabilities and Partners' Equity	$4,678,276	$1,001

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Statement of Operations
(unaudited)

Period from June 19, 2009 (Commencement of Operations) through June 30, 2009

Expenses:
Administrative expense reimbursements	$418,366
General and administrative	239,886

Total expenses	658,252

Net loss	$(658,252)

Net loss allocable to:
Limited Partners	$(651,669)
General Partner	(6,583)

$(658,252)

Weighted average number of limited
partnership interests outstanding	3,552

Net loss per weighted average
limited partnership interest	$(183.47)

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Statement of Changes in Partners' Equity
(unaudited)

	Limited			Total
	Partnership	Limited		Partners'
	Interests	Partners	General Partner	Equity
Balance, June 19, 2009	1	$1,000	$1	$1,001
Net loss	-	(651,669)	(6,583)	(658,252)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	5,109	4,971,696	-	4,971,696
Sales and offering expenses	-	(541,090)	-	(541,090)
Cash distributions to partners	-	(2,434)	(25)	(2,459)

Balance, June 30, 2009	5,109	$3,776,503	$(6,607)	$3,769,896

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(unaudited)

Period from June 19, 2009 (Commencement of Operations) through June 30, 2009
Cash flows from operating activities:
Net loss	$(658,252)
Changes in operating assets and liabilities:
Due to General Partner and affiliates	315,634

Net cash used in operating activities	(342,618)

Net cash provided by investing activities	-

Cash flows from financing activities:
Sale of limited partnership interests	4,971,696
Sales and offering expenses paid	(442,483)
Deferred charges	(519,042)
Cash distributions to partners	(2,459)
Redemption of limited partnership interest	(1,000)
`
Net cash provided by financing activities	4,006,712

Net increase in cash and cash equivalents	3,664,094
Cash and cash equivalents, beginning of the period	1,001

Cash and cash equivalents, end of the period	$3,665,095

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$538,190
Sales commissions due to third parties	$54,556
Organizational and offering expenses charged to equity	$44,051

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(1)	Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that the Partnership purchases and leases to domestic and global businesses, loans that are secured by Capital Assets, and acquiring ownership rights to leased Capital Assets at lease expiration.  The Partnership will continue until December 31, 2020, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners.  To achieve this objective, the Partnership: (i) acquires a diversified portfolio by making investments in Capital Assets; (ii) makes monthly cash distributions, at the Partnership’s general partner’s discretion, to its partners commencing the month following each partner’s admission to the Partnership, continuing until the end of the operating period; (iii) will reinvest substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its partners beginning with the commencement of the liquidation period.

The general partner of the Partnership is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital”).  The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the Capital Assets the Partnership invests in pursuant to the terms of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end in May 2011 or earlier.  With the proceeds from the limited partnership interests (“Interests”) sold, the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from a limited partner, ICON Capital, which acts as the investment manager of the Partnership (the “Investment Manager”).  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 600,000 Interests, provided that the offering period is not extended in connection with such change.  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to the Investment Manager.  During the period from May 18, 2009 to June 30, 2009, the Partnership sold 5,109 Interests to 115 limited partners, representing $4,971,696 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee may not be admitted until we have raised total equity in the amount of $20,000,000.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  Through June 30, 2009, the Partnership has paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $347,927 and (ii) underwriting fees in the amount of $149,112 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,057,232.  During the period ended June 30, 2009, organizational and offering expenses in the amount of $44,051 were recorded as a reduction of partners' equity.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until the aggregate amount of cash distributions paid to limited partners equals the sum of the limited partners’ aggregate capital contributions, plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for the full year.  The General Partner has evaluated all subsequent events through August 12, 2009, the date the financial statements were issued.

The Partnership accounts for its interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policy.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

The Partnership's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with its investments, contractual payments are dependent upon the financial stability of the industry segments in which customers operate.  Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors.

Deferred Charges

Pursuant to the Partnership Agreement, the costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized over the estimated offering period, generally two years from the effective date of the offering.  The unamortized balance of these costs is reflected in the balance sheets as deferred charges, net.

Revenue Recognition

The Partnership provides financing to third parties, generally in the form of leases and loans.  Additionally, the Partnership may make loans to borrowers secured by Capital Assets. With respect to Capital Assets, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of the lease.  Loans are typically classified as notes receivable.

For finance leases and notes receivable, the Partnership records finance and interest income, respectively, on the statement of operations using the effective interest rate method, which results in a constant rate of return over the lease or loan term, as applicable.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

The recognition of revenue may be suspended when deemed appropriate by the General Partner, in accordance with the Partnership’s policy on doubtful accounts.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Notes Receivable

Notes receivable are reported on the balance sheet at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other current and other non-current assets. Unearned income, discounts and premiums are amortized using the effective interest method. Interest receivable resulting from the unpaid principal is reported separately from the outstanding balance.

Initial Direct Costs

Initial direct costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  Initial direct costs associated with operating leases are capitalized as a component of the cost of the equipment and depreciated.  Initial direct costs associated with finance leases and notes receivable are amortized using the effective interest rate method.  Costs related to leases or other financing transactions that are not consummated are expensed in the period negotiations terminate.

Acquisition Fees

The Partnership pays acquisition fees to the Investment Manager equal to 2.5% of the total purchase price of each of the Partnership’s investments. These fees are capitalized and included in the cost of the investment.

Income Taxes

The Partnership is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership.  The Partnership's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Per Interest Data

Net income (loss) per Interest is based upon the weighted average number of Interests outstanding during the applicable period.

Interest Redemption

The Partnership may, at its discretion, redeem Interests from a limited number of its limited partners, as provided for in the Partnership Agreement.  The redemption price for any Interests approved for redemption is based upon a formula, as provided in the Partnership Agreement.  Limited partners are required to hold their Interests for at least one year before redemptions will be permitted.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and estimated useful lives.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

 In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The Partnership adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on the Partnership’s financial statements.

(3)	Investments in Joint Ventures

On June 26, 2009, the Partnership and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”), entered into a joint venture, ICON Atlas, LLC (“ICON Atlas”), for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”).  The Gas Compressors, which will be purchased by ICON Atlas for approximately $11,618,000, are subject to a 48-month lease with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. (“APP”), which expires in 2013.  APP will guarantee all of APMC’s obligations under the lease.

On June 29, 2009, the Partnership and Fund Twelve entered into a joint venture, ICON ION, LLC (“ICON ION”), for the purpose of making secured term loans (the “Loans”) in the aggregate amount of $20,000,000, to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (the “Canadian Borrower”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (the “US Borrower”, together with the Canadian Borrower, the “Borrowers”) in the amounts of approximately $16,325,000 and $3,675,000, respectively.  The Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the Borrowers and (ii) a pledge of all of the equity interests in the Borrowers.  In addition, ION guaranteed all obligations of the Borrowers under the Loans.   Interest accrues at the rate of 15% per year and the Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(3)	Investments in Joint Ventures - continued

The ultimate ownership of both ICON Atlas and ICON ION is intended to be such that the Partnership and Fund Twelve will have ownership interests equal to 45% and 55%, respectively.  All of the Partnership’s subsequent contributions to ICON Atlas and ICON ION will be made on or prior to the six month anniversary of the date that the joint venture acquired the equipment or funded the Loans, respectively.  All subsequent capital contributions to either joint venture by the Partnership and related distributions to Fund Twelve will be effectuated so that the aggregate amount of capital contributed by the Partnership does not exceed the aggregate amount of capital contributed by Fund Twelve, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that the General Partner and any of its affiliates is otherwise entitled to receive pursuant to the Partnership Agreement.  Neither the General Partner nor any of its affiliates will realize any benefit, other than compensation for its services, if any, permitted by the Partnership Agreement as a result of these transactions.

On June 26, 2009, ICON Atlas purchased four of the Gas Compressors for approximately $4,270,000, which was funded entirely by capital contributions from Fund Twelve.  On or prior to September 1, 2009, ICON Atlas will purchase the four additional Gas Compressors for the purchase price of approximately $7,348,000.  On July 1, 2009, the Partnership contributed $500,000 to ICON Atlas.  As of August 1, 2009, the Partnership made an additional contribution of approximately $1,470,000 to ICON Atlas, inclusive of acquisition fees of approximately $48,000, after which the Partnership’s and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.

On June 29, 2009, ICON ION funded the first tranche of the Loans in the amount of $12,500,000, which was funded entirely by capital contributions from Fund Twelve.  On July 1, 2009, the Partnership contributed $500,000 to ICON ION.  On July 17, 2009, ICON ION funded the second tranche of the Loans in the amount of $7,500,000.  As of August 1, 2009, the Partnership contributed an additional $2,370,000, inclusive of acquisition fees of $70,000, to ICON ION, after which the Partnership’s and Fund Twelve’s ownership interests in ICON ION were 14% and 86%, respectively.

(4)	Revolving Line of Credit, Recourse

On August 31, 2005, certain affiliates of the Partnership, entities sponsored and organized by the Investment Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Income Fund Eleven, LLC (“Fund Eleven”, and together with Fund Eight B, Fund Nine, Fund Ten, and Fund Eleven, the “Borrowers”) entered into a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  On June 20, 2007, the Loan Agreement was modified to add Fund Twelve as a Borrower.  On August 12, 2009, the Loan Agreement was modified (the “Fourth Loan Modification”) to add the Partnership as a Borrower.

The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(4)	Revolving Line of Credit, Recourse - continued

The interest rate for general advances under the Facility is CB&T’s prime rate.  In addition, the Borrowers may elect to have up to five advances under the Facility at the interest rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market, plus a margin of 2.5% per year.  The interest rate at June 30, 2009 was 3.25%.  Pursuant to the Fourth Loan Modification, however, as of August 12, 2009, the interest rate on all current and future borrowings under the Facility will be at a rate not less than 4.0% per year.  The Borrowers are also obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant.  The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  At June 30, 2009, the Borrowers were in compliance with all covenants.

In addition, the Borrowers are parties to a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time.  The Contribution Agreement also provides that, in the event that a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.  The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009.  The balances of $2,185,000, $885,000 and $7,260,000 were borrowed by Fund Ten, Fund Eight B and Fund Eleven, respectively.  Subsequent to June 30, 2009, Fund Ten and Fund Eight B repaid $350,000 and $120,000, which reduced Fund Ten’s and Fund Eight B’s outstanding loan balances to $1,835,000 and $765,000, respectively.

(5)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties.  ICON Securities is entitled to receive a 3% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

The Partnership pays the Investment Manager (i) an annual management fee, payable monthly, equal to 3.5% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.5% of the total purchase price of each investment the Partnership makes in Capital Assets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(5)	Transactions with Related Parties - continued

In addition, the Partnership reimburses the General Partner and its affiliates for organizational and offering expenses incurred in connection with the Partnership’s organization and offering.  The reimbursement of these expenses will be capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests are sold in the offering) and the actual fees and expenses incurred by the General Partner and its affiliates.  Accordingly, the General Partner and its affiliates may ultimately be reimbursed for less than the actual costs and expenses incurred.  These costs may include, but are not limited to, legal, accounting, printing, advertising, administrative, investor relations and promotional expenses for the preparation of registering, offering and distributing the Partnership’s Interests to the public.  The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

The General Partner and its affiliates also perform certain services relating to the management of the Partnership’s portfolio.  Such services include, but are not limited to, credit analysis and underwriting, receivables management, portfolio management, accounting, financial and tax reporting, and remarketing and marketing services.

In addition, the General Partner and its affiliates are reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.  Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Period from the Commencement of Operations through June 30, 2009 (unaudited)
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,057,232
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	$149,112
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	$-
ICON Capital Corp.	Investment Manager	Management fees (4)	$-
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	$418,366

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2009
(unaudited)

(5)	Transactions with Related Parties - continued

At June 30, 2009, the Partnership had a payable of approximately $854,000 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $314,000 and organizational and offering expense reimbursements in the amount of approximately $538,000.

From July 1, 2009 to August 10, 2009, the Partnership raised an additional $10,167,197 in capital contributions.  During this period, the Partnership has paid or accrued underwriting fees to ICON Securities in the amount of $303,496.

(6)	Commitments and Contingencies and Off-Balance Sheet Transactions

At the time the Partnership acquires or divests of an interest in Capital Assets, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the Partnership’s financial condition taken as a whole.

(7)	Subsequent Event

On July 31, 2009, the Partnership, through its wholly-owned subsidiary, ICON Exopack, LLC (“ICON Exopack”), purchased one Windmoeller & Hoelscher VAREX COEX 3-Layer Blown Film extrusion line from Exopack, LLC (“Exopack”), an affiliate of Exopack Holding Corp. (“Exopack Holding”), for approximately $2,713,000.  The equipment is subject to a 60-month lease with Exopack, which expires on July 31, 2014.  Exopack Holding guaranteed all of Exopack’s obligations under the lease.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Prospectus, dated May 18, 2009, contained in our Registration Statement on Form S-1, as amended.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing and financing fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We commenced active operations on June 19, 2009.  We will use a substantial portion of the proceeds from the sale of our Interests to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and acquiring ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, a time frame called the “liquidation period.”

We will seek to make investments in Capital Assets that we believe will provide our investors with a satisfactory rate of return on their investment from (a) current cash flow generated by the payment of rent in the case of leases and principal and/or interest in the case of secured loans, (b) deferred cash flow from the realization of the value of the Capital Assets or interests therein at the maturity of the investment or the exercise of an option to purchase Capital Assets or (c) a combination of both.

With respect to (a) above, we will seek to make investments in Capital Assets subject to lease and in secured loans with lessees and borrowers, respectively, that we believe to be creditworthy based on such lessees’ and borrowers’ financial position, business, industry, and the underlying value of the Capital Assets.  In our opinion, this increases the probability that all of the scheduled rental or loan payments, as applicable, will be paid when due. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets.  In the case of secured loans, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers.

With respect to (b) above, we will seek to make investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expect will generate enough net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return. In the case of these types of investments, we will seek to make investments in Capital Assets that decline in value at a slow rate due to the long economic life of such assets. In the case of operating leases (leases where there is limited cash flow during the primary term of the lease and the value of the Capital Assets at the end of the term was the primary reason for making the investment), most, if not all, of the return of and return on that investment will generally be realized upon the sale or re-lease of the Capital Assets. In the case of leveraged leases (leases where a substantial portion of the cash flow and potentially a portion of the residual value has been pledged to a lender on a non-recourse basis and the value will be realized upon the sale or re-lease of the Capital Assets), the rental income received in cash will be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets. In our experience, the residual value may provide a return of and a return on the purchase price of the equipment even if all rental payments received during the initial term were paid to a lender.

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests in the borrower or lessee, which may increase our expected return on our investment.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and manages seven other equipment leasing and finance funds.

Recent Significant Transactions

We entered into the following recent significant transactions from the Commencement of Operations through June 30, 2009:

On June 26, 2009, we and Fund Twelve entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Ariel natural Gas Compressors from AG.  The Gas Compressors, which will be purchased by ICON Atlas for approximately $11,618,000, are subject to a 48-month lease with APMC, an affiliate of APP, which expires in 2013.  APP will guarantee all of APMC’s obligations under the lease.

On June 29, 2009, we and Fund Twelve entered into a joint venture, ICON ION, for the purpose of making the Loans to the Canadian Borrower and the US Borrower in the amounts of approximately $16,325,000 and $3,675,000, respectively.  The Borrowers are wholly-owned subsidiaries of ION.  The Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the Borrowers and (ii) a pledge of all of the equity interests in the Borrowers.  In addition, ION guaranteed all of the obligations of the Borrowers under the Loans.  Interest accrues at the rate of 15% per year and the Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.

The ultimate ownership of both ICON Atlas and ICON ION is intended to be such that we and Fund Twelve will have ownership interests equal to 45% and 55%, respectively.  The joint ventures were entered into by us and Fund Twelve in order to promptly invest each fund’s available cash in Capital Assets, while also diversifying each fund’s investment portfolio to reduce the risk that changes in any one market sector or a financing counterparty’s default or bankruptcy will significantly impact such fund’s investment portfolio taken as a whole.  We, at June 30, 2009, did not have the necessary amount of net proceeds from our public offering available to initially contribute capital to both ICON Atlas and ICON ION in an amount sufficient to have a 45% ownership interest in either joint venture.  Accordingly, as Fund Twelve had available cash in amounts sufficient to cover all of ICON Atlas’ and ICON ION’s capital needs, Fund Twelve initially contributed the cash to cover all of ICON Atlas’ and ICON ION’s capital needs.  We will subsequently contribute capital in an amount sufficient for us to have up to a 45% ownership interest in each joint venture.

All subsequent capital contributions to either joint venture by us and related distributions to Fund Twelve will be effectuated so that the aggregate amount of capital contributed by the Partnership does not exceed the aggregate amount of capital contributed by Fund Twelve, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that our General Partner and any of its affiliates is otherwise entitled to receive pursuant to the Partnership Agreement.  Neither our General Partner nor any of its affiliates will realize any benefit, other than compensation for its services, if any, permitted by the Partnership Agreement as a result of these transactions.  All of our subsequent contributions to ICON Atlas and ICON ION will be made on or prior to the six month anniversary of the date that the joint venture acquired the equipment or funded the Loans, respectively.

On June 26, 2009, ICON Atlas purchased four of the Gas Compressors for approximately $4,270,000, which was funded entirely by capital contributions from Fund Twelve.  On or prior to September 1, 2009, ICON Atlas will purchase the four additional Gas Compressors for the purchase price of approximately $7,348,000.  On July 1, 2009, we contributed $500,000 to ICON Atlas.  As of August 1, 2009, we made an additional contribution of approximately $1,470,000 to ICON Atlas, inclusive of acquisition fees of approximately $48,000, after which our and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.

On June 29, 2009, ICON ION funded the first tranche of the Loans in the amount of $12,500,000, which was funded entirely by capital contributions from Fund Twelve.  On July 1, 2009, we contributed $500,000 to ICON ION.  On July 17, 2009, ICON ION funded the second tranche of the Loans in the amount of $7,500,000.  As of August 1, 2009, we contributed an additional $2,370,000, inclusive of acquisition fees of $70,000, to ICON ION, after which our and Fund Twelve’s ownership interests in ICON ION were 14% and 86%, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on our financial statements.

Results of Operations for the Period from the Commencement of Operations through June 30, 2009 (the “2009 Period”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through June 30, 2009, we have raised total equity of $4,971,696.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee may not be admitted until we have raised total equity in the amount of $20,000,000.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell the Capital Assets and reinvest the proceeds in additional Capital Assets.

We did not recognize any revenue during the 2009 Period.

Total expenses for the 2009 Period were $658,252, which was comprised primarily of administrative expense reimbursements to our General Partner in the amount of approximately $418,000.  Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations.  These costs include our General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to us.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in our General Partner or its affiliates.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Period was $658,252.  The net loss per weighted average limited partnership interest for the 2009 Period was $183.47.

Liquidity and Capital Resources

Cash Flows Summary

At June 30, 2009, we had cash and cash equivalents of $3,665,095.  During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.  Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

In addition, pursuant to the terms of our offering, we will establish a reserve in the amount of 0.5% of the gross offering proceeds.

Cash Flows

The following table sets forth summary cash flow data:

Period from the Commencement of Operations through June 30, 2009 (unaudited)

Net cash (used in) provided by:

Operating activities	$(342,618)
Investing activities	-
Financing activities	4,006,712

Net increase in cash and cash equivalents	$3,664,094

Note: See the Statement of Cash Flows included in Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Sources and Uses of Cash

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments.

During the period from May 18, 2009 to June 30, 2009, we sold 5,109 Interests, representing $4,971,696 of capital contributions.  We admitted 115 limited partners.  Through June 30, 2009, we have paid or accrued $347,927 of sales commissions to third parties, $1,057,232 of organizational and offering expenses to our General Partner, and $149,112 of underwriting fees to ICON Securities.

We will use the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We will seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans) and (b) transactions that generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Sources of Liquidity

Cash generated from our financing activities will be our most significant source of liquidity during our offering period.  We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our partners beginning with the first month after each partner’s admission and continue to pay such distributions until the termination of our operating period.  We paid distributions to our limited partners in the amount of $2,434 for the 2009 Period.  We paid distributions to our General Partner in the amount of $25 for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the our financial condition taken as a whole.

Subsequent Event

On July 31, 2009, we, through ICON Exopack, purchased one Windmoeller & Hoelscher VAREX COEX 3-Layer Blown Film extrusion line from Exopack, an affiliate of Exopack Holding, for approximately $2,713,000.  The equipment is subject to a 60-month lease with Exopack, which expires on July 31, 2014.  Exopack Holding guaranteed all of Exopack’s obligations under the lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Prospectus, dated May 18, 2009, contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in our Prospectus, dated May 18, 2009, contained in our Registration Statement on Form S-1, as amended.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates, entities sponsored and organized by our Investment Manager, specifically ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our limited partners if such payments would cause us not to be in compliance with our financial covenants in that agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  From May 18, 2009 through June 30, 2009, we received capital contributions in the amount of $4,971,696.  For the period from the Commencement of Operations through June 30, 2009, we have paid or accrued sales commissions to unrelated third parties of $347,927 and underwriting commissions to ICON Securities of $149,112.

From July 1, 2009 through August 10, 2009, we received additional capital contributions in the amount of $10,167,197.  For the period from July 1, 2009 through August 10, 2009, we have paid or accrued sales commissions to unrelated third parties of $708,158 and underwriting commissions to ICON Securities of $303,496.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 3.1 to  Registrant’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008 (File No. 333-153849)).

4.1	Limited Partnership Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on May 18, 2009 (File No. 333-153849)).

10.1	Investment Management Agreement, by and between ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and ICON Capital Corp., dated May 18, 2009.

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005.

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006.

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated June 20, 2007.

10.5
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated May 1, 2008.

10.6
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated August 12, 2009.

31.1	Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-153849
ICON GP 14, LLC
General Partner of the Registrant

August 12, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 12, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 12, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

22