Form 10-Q
period 2009-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2009-11-10
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-153849

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on November 6, 2009 is 46,214.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	September 30,
	2009	December 31,
	(unaudited)	2008
Cash and cash equivalents	$1,669,441	$1,001
Leased equipment at cost (less accumulated depreciation of $49,881 and $0, respectively)	11,940,895	-
Investments in joint ventures	13,919,563	-
Deferred charges, net	1,235,433	-
Other assets, net	56,457	-

Total Assets	$28,821,789	$1,001

Liabilities and Partners' Equity

Liabilities:
Deferred revenue	$296,155	$-
Due to General Partner and affiliates	778,116	-
Accrued expenses and other current liabilities	115,036	-

Total Liabilities	1,189,307	-

Commitments and contingencies (Note 7)

Partners' (Deficit) Equity:
General Partner	(14,361)	1
Limited Partners	27,646,843	1,000

Total Partners' Equity	27,632,482	1,001

Total Liabilities and Partners' Equity	$28,821,789	$1,001

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2009	Period from June 19, 2009 (Commencement of Operations) through September 30, 2009

Revenue:
Rental income	$109,328	$109,328
Income from investments in joint ventures	249,398	249,398
Interest and other income	4,042	4,042

Total revenue	362,768	362,768

Expenses:
Management fees	11,350	11,350
Administrative expense reimbursements	777,776	1,196,142
General and administrative	114,585	354,471
Interest	7,333	7,333
Depreciation and amortization	58,214	58,214

Total expenses	969,258	1,627,510

Net loss	$(606,490)	$(1,264,742)

Net loss allocable to:
Limited Partners	$(600,426)	$(1,252,095)
General Partner	(6,064)	(12,647)

	$(606,490)	$(1,264,742)

Weighted average number of limited
partnership interests outstanding	17,423	15,813

Net loss per weighted average
limited partnership interest	$(34.46)	$(79.18)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity
(unaudited)

	Limited			Total
	Partnership	Limited		Partners'
	Interests	Partners	General Partner	Equity
Balance, June 19, 2009	1	$1,000	$1	$1,001

Net loss	-	(651,669)	(6,583)	(658,252)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	4,972	4,971,696	-	4,971,696
Sales and offering expenses	-	(541,090)	-	(541,090)
Cash distributions to partners	-	(2,434)	(25)	(2,459)

Balance, June 30, 2009	4,972	3,776,503	(6,607)	3,769,896

Net loss	-	(600,426)	(6,064)	(606,490)
Proceeds from sale of limited partnership interests	27,590	27,573,344	-	27,573,344
Sales and offering expenses	-	(2,916,620)	-	(2,916,620)
Cash distributions to partners	-	(185,958)	(1,690)	(187,648)

Balance, September 30, 2009	32,562	$27,646,843	$(14,361)	$27,632,482

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Period from June 19, 2009 (Commencement of Operations) through September 30, 2009
Cash flows from operating activities:
Net loss	$(1,264,742)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Income from investments in joint ventures	(249,398)
Depreciation and amortization	58,214
Changes in operating assets and liabilities:
Other assets	(64,790)
Deferred revenue	296,155
Due to General Partner and affiliates	763,460
Accrued expenses and other liabilities	27,160
Distributions from joint ventures	249,398

Net cash used in operating activities	(184,543)

Cash flows from investing activities:
Purchase of equipment	(11,990,776)
Investments in joint ventures	(14,436,203)
Distributions received from joint ventures in excess of profits	516,640

Net cash used in investing activities	(25,910,339)

Cash flows from financing activities:
Sale of limited partnership interests	32,545,040
Sales and offering expenses paid	(3,151,618)
Deferred charges	(1,438,993)
Cash distributions to partners	(190,107)
Redemption of limited partnership interest	(1,000)

Net cash provided by financing activities	27,763,322

Net increase in cash and cash equivalents	1,668,440
Cash and cash equivalents, beginning of the period	1,001

Cash and cash equivalents, end of the period	$1,669,441

Supplemental disclosure of non-cash investing and financing activities:
Underwriting fees due to ICON Securities	$700
Organizational and offering expenses due to Investment Manager	$14,656
Sales commissions due to third parties	$87,176
Organizational and offering expenses charged to equity	$218,216

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(1)	Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that the Partnership purchases and leases to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  The Partnership will continue until December 31, 2020, unless terminated sooner.

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

The general partner of the Partnership is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital”).  The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the Capital Assets the Partnership invests in pursuant to the terms of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, the General Partner has engaged ICON Capital as an investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  With the proceeds from the limited partnership interests (“Interests”) sold, the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from a limited partner, ICON Capital, which acts as the Investment Manager of the Partnership.  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 600,000 Interests, provided that the offering period is not extended in connection with such change.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to September 30, 2009, the Partnership sold 32,562 Interests to 1,076 limited partners, representing $32,545,040 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through September 30, 2009, the Partnership has paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $2,267,467 and (ii) underwriting fees in the amount of $972,027 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,453,649. For the period from the Commencement of Operations through September 30, 2009, organizational and offering expenses in the amount of $218,216 were recorded as a reduction of partners’ equity.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until the aggregate amount of cash distributions paid to limited partners equals the sum of the limited partners’ aggregate capital contributions plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for the full year.  The General Partner has evaluated all subsequent events through November 10, 2009, the date the consolidated financial statements were issued.

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the Partnership has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policy.

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

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.

Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which generally ranges from 3 to 8 years, to the asset’s residual value.

The Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the Partnership’s impairment review policy.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Deferred Charges

Pursuant to the Partnership Agreement, the costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized over the estimated offering period, generally two years from the effective date of the offering.  The unamortized balance of these costs is reflected on the consolidated balance sheets as deferred charges, net.

Revenue Recognition

The Partnership provides financing to third parties, generally in the form of leases and loans.  Additionally, the Partnership may make loans to borrowers secured by Capital Assets. With respect to leases of Capital Assets, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of the lease.  Loans are typically classified as notes receivable.

For finance leases and notes receivable, the Partnership records finance and interest income, respectively, on the consolidated statements of operations using the effective interest rate method, which results in a constant rate of return over the lease or loan term, as applicable.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

The recognition of revenue may be suspended when deemed appropriate by the General Partner, in accordance with the Partnership’s policy on doubtful accounts.

Notes Receivable

Notes receivable are reported on the consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Costs on originated loans are reported as other assets.  Unearned income, discounts and premiums are amortized using the effective interest method.  Interest receivable resulting from the unpaid principal is reported separately from the outstanding balance.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Initial Direct Costs

Initial direct costs associated with operating leases are capitalized as a component of the cost of the equipment and depreciated.  Initial direct costs associated with finance leases and notes receivable are amortized using the effective interest rate method.  Costs related to leases or other financing transactions that are not consummated are expensed in the period negotiations terminate.

Acquisition Fees

The Partnership pays acquisition fees to the Investment Manager equal to 2.5% of the total purchase price paid by or on behalf of the Partnership for each of the Partnership’s investments, including, but not limited to, the cash paid, indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith (the “Purchase Price”).  These fees are capitalized and included in the cost of the investment.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2009, the Partnership adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued.  This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the Partnership’s consolidated financial statements.

During the quarter ended September 30, 2009, the Partnership adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Partnership has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Leased Equipment at Cost

On July 31, 2009, the Partnership, through its wholly-owned subsidiary, ICON Exopack, LLC (“ICON Exopack”), purchased a 3-layer blown film extrusion line from Exopack, LLC (“Exopack”) for the purchase price of approximately $2,713,000.  Simultaneously with the purchase of the equipment, ICON Exopack entered into a lease with Exopack.  The lease is for a period of 60 months commencing on August 1, 2009.  On September 30, 2009, ICON Exopack purchased an eight color 48” – 52” flexographic printing press from Exopack for the purchase price of approximately $3,662,000.  Simultaneously with that purchase, ICON Exopack entered into a second schedule to the lease with Exopack.  That lease is for a period of 60 months commencing on October 1, 2009.  The obligations of Exopack are guaranteed by its parent company, Exopack Holding Corp.  The Partnership paid aggregate acquisition fees to the Investment Manager in the amount of approximately $159,000 in connection with these transactions.

On September 30, 2009, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON Global Crossing VI”), purchased telecommunications equipment for the purchase price of approximately $5,323,000.  Simultaneously with the purchase, ICON Global Crossing VI leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease is for a period of 36 months commencing on October 1, 2009.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $133,000 in connection with this transaction.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Investments in Joint Ventures

On June 26, 2009, the Partnership and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”), entered into a joint venture, ICON Atlas, LLC (“ICON Atlas”), for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”).  On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P. (“APP”).  As of June 30, 2009, the Partnership had no economic interest in ICON Atlas.

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  The lease for both schedules is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of September 30, 2009, the Partnership contributed approximately $5,084,000 to ICON Atlas, after which the Partnership’s and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $127,000 in connection with this transaction.

On June 29, 2009, the Partnership and Fund Twelve entered into a joint venture, ICON ION, LLC (“ICON ION”), for the purpose of making secured term loans (the “ION Loans”) in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”).  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  As of June 30, 2009, the Partnership had no economic interest in ICON ION.  On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000.

The ARAM Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.   Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of September 30, 2009, the Partnership contributed $9,000,000 to ICON ION, after which the Partnership’s and Fund Twelve’s ownership interests in ICON ION were 45% and 55%, respectively.  The Partnership paid an acquisition fee to the Investment Manager in the amount of $225,000 in connection with this transaction.

Information as to the results of operations of ICON ION is summarized below:

Period from June 29, 2009 through September 30, 2009
Revenue	$759,891
Net income	$715,327
Partnership's share of net income	$156,631

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Investments in Joint Ventures - continued

The ultimate ownership of both ICON Atlas and ICON ION was intended to be such that the Partnership and Fund Twelve would have ownership interests equal to 45% and 55%, respectively, which was achieved in each case on or prior to September 1, 2009.  All capital contributions to either joint venture by the Partnership and related distributions to Fund Twelve were effectuated so that the aggregate amount of capital contributed by the Partnership did not exceed the aggregate amount of capital contributed by Fund Twelve, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that the General Partner and any of its affiliates were otherwise entitled to receive pursuant to the Partnership Agreement.  Neither the General Partner nor any of its affiliates realized any benefit, other than compensation for its services, if any, permitted by the Partnership Agreement as a result of these transactions.

(5)	Revolving Line of Credit, Recourse

Certain affiliates of the Partnership, entities sponsored and organized by the Investment Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Twelve, are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Partnership (collectively with Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “ICON Borrowers”) was added as a borrower under the Loan Agreement on August 12, 2009.

The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2009, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Revolving Line of Credit, Recourse - continued

The ICON Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”), pursuant to which the ICON Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that an ICON Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time.  The Contribution Agreement also provides that, in the event that an ICON Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other ICON Borrowers will immediately make a contribution payment to such ICON Borrower in such amount that the aggregate amount paid by each ICON Borrower reflects its allocable share of the aggregate obligations under the Facility.  The ICON Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each ICON Borrower.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $7,625,000 at September 30, 2009.  The Partnership had no borrowings outstanding under the Facility as of such date.  The balances of $365,000 and $7,260,000 were borrowed by Fund Eight B and Fund Eleven, respectively.  Subsequent to September 30, 2009, Fund Eight B and Fund Eleven repaid $150,000 and $5,000,000, respectively, which reduced Fund Eight B’s and Fund Eleven’s outstanding loan balances to $215,000 and $2,260,000, respectively.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At September 30, 2009, the ICON Borrowers were in compliance with all covenants.

(6)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties.  ICON Securities is entitled to receive a 3% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

The Partnership pays the Investment Manager (i) an annual management fee, payable monthly, equal to 3.5% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.5% of the Purchase Price of each investment the Partnership makes in Capital Assets.

In addition, the Partnership reimburses the General Partner and its affiliates for organizational and offering expenses incurred in connection with the Partnership’s organization and offering.  The reimbursement of these expenses will be capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests are sold in the offering) and the actual fees and expenses incurred by the General Partner and its affiliates.  Accordingly, the General Partner and its affiliates may ultimately be reimbursed for less than the actual costs and expenses incurred.  These costs may include, but are not limited to, legal, accounting, printing, advertising, administrative, investor relations and promotional expenses for registering, offering and distributing the Partnership’s Interests to the public.  The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(6)	Transactions with Related Parties - continued

The General Partner and its affiliates also perform certain services relating to the management of the Partnership’s portfolio.  Such services include, but are not limited to, credit analysis and underwriting, receivables management, portfolio management, accounting, financial and tax reporting, and remarketing and marketing services.

In addition, the General Partner and its affiliates are reimbursed for administrative expenses incurred in connection with the Partnership’s operations.  Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Three Months Ended September 30, 2009	Period from the Commencement of Operations through September 30, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$396,417	$1,453,649
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	822,915	972,027
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	292,458	292,458
ICON Capital Corp.	Investment Manager	Management fees (4)	11,350	11,350
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	777,776	1,196,142
			$2,300,916	$3,925,626

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

At September 30, 2009, the Partnership had a net payable of $778,116 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $778,000.

From October 1, 2009 to November 6, 2009, the Partnership raised an additional $13,612,488 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $400,026.

(7)	Commitments and Contingencies

At the time the Partnership acquires or divests of an interest in Capital Assets, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the Partnership’s consolidated financial condition taken as a whole.

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

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and its consolidated subsidiaries.

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

Overview

We operate as an equipment leasing and financing fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We commenced active operations on June 19, 2009.  We will use a substantial portion of the proceeds from the sale of our Interests to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

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

Recent Significant Transactions

We entered into the following recent significant transactions from the Commencement of Operations through September 30, 2009:

•
On June 26, 2009, we and Fund Twelve entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Gas Compressors from AG.  On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with APMC, an affiliate of APP.  As of June 30, 2009, we had no economic interest in ICON Atlas.

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  The lease for both schedules is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of September 30, 2009, we contributed approximately $5,084,000 to ICON Atlas, after which our and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.  We paid an acquisition fee to our Investment Manager in the amount of approximately $127,000 in connection with this transaction.

•
On June 29, 2009, we and Fund Twelve entered into a joint venture, ICON ION, for the purpose of making the ION Loans in the aggregate amount of $20,000,000 to ARC and ASR.  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  As of June 30, 2009, we had no economic interest in ICON ION.  On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000.

The ARAM Borrowers are wholly-owned subsidiaries of ION.  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.   Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of September 30, 2009, we contributed $9,000,000 to ICON ION, after which our and Fund Twelve’s ownership interests in ICON ION were 45% and 55%, respectively.  We paid an acquisition fee to our Investment Manager in the amount of $225,000 in connection with this transaction.

The ultimate ownership of both ICON Atlas and ICON ION was intended to be such that we and Fund Twelve would have ownership interests equal to 45% and 55%, respectively, which was achieved in each case on or prior to September 1, 2009.  All capital contributions to either joint venture by us and related distributions to Fund Twelve were effectuated so that the aggregate amount of capital contributed by us did not exceed the aggregate amount of capital contributed by Fund Twelve, adjusted for any income received and expenses paid or incurred by the respective joint venture and any compensation that our General Partner and any of its affiliates were otherwise entitled to receive pursuant to the Partnership Agreement.  Neither our General Partner nor any of its affiliates realized any benefit, other than compensation for its services, if any, permitted by the Partnership Agreement as a result of this transaction.

•
On July 31, 2009, we, through our wholly-owned subsidiary, ICON Exopack, purchased a 3-layer blown film extrusion line from Exopack for the purchase price of approximately $2,713,000.  Simultaneously with the purchase of the equipment, ICON Exopack entered into a lease with Exopack.  The lease is for a period of 60 months commencing on August 1, 2009.  On September 30, 2009, ICON Exopack purchased an eight color 48” – 52” flexographic printing press from Exopack for the purchase price of approximately $3,662,000.  Simultaneously with that purchase, ICON Exopack entered into a second schedule to the lease with Exopack.  That lease is for a period of 60 months commencing on October 1, 2009.  The obligations of Exopack are guaranteed by its parent company, Exopack Holding Corp.  We paid aggregate acquisition fees to our Investment Manager in the amount of approximately $159,000 in connection with these transactions.

•
On September 30, 2009, we, through our wholly-owned subsidiary, ICON Global Crossing VI, purchased telecommunications equipment for the purchase price of approximately $5,323,000.  Simultaneously with the purchase, ICON Global Crossing VI leased the equipment to Global Crossing.  The lease is for a period of 36 months commencing on October 1, 2009.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $133,000 in connection with this transaction.

Other Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through September 30, 2009, we raised total equity of $32,545,040.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on August 27, 2009.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell the Capital Assets and reinvest the proceeds in additional Capital Assets.

Revenue for the 2009 Quarter and the period from the Commencement of Operations through September 30, 2009 (the “2009 Period”) are summarized as follows:

	Three Months Ended September 30, 2009	Period from the Commencement of Operations through September 30, 2009
Rental income	$109,328	$109,328
Income from investments in joint ventures	249,398	249,398
Interest and other income	4,042	4,042

Total revenue	$362,768	$362,768

Total revenue for the 2009 Quarter was $362,768, which was primarily due to the income recognized from our investments in the ICON Atlas and ICON ION joint ventures.  In addition, we recognized rental income of approximately $109,000 from our leases with Exopack and Global Crossing.

Expenses for the 2009 Quarter and the 2009 Period are summarized as follows:

	Three Months Ended September 30, 2009	Period from the Commencement of Operations through September 30, 2009
Management fees	$11,350	$11,350
Administrative expense reimbursements	777,776	1,196,142
General and administrative	114,585	354,471
Interest	7,333	7,333
Depreciation and amortization	58,214	58,214

Total expenses	$969,258	$1,627,510

Total expenses for the 2009 Quarter were $969,258, which were comprised primarily of administrative expense reimbursements to our Investment Manager in the amount of approximately $778,000.  Administrative expense reimbursements are costs incurred by our General Partner and its affiliates that are necessary to our operations.  These costs include our General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us.  During the 2009 Quarter, we also incurred professional fees of approximately $107,000 and recorded depreciation expense of approximately $50,000 related to our leases with Exopack and Global Crossing.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Quarter was $606,490.  The net loss per weighted average limited partnership interest for the 2009 Quarter was $34.46.

Results of Operations for the 2009 Period

Total revenue for the 2009 Period was $362,768.  We did not recognize any revenue for the period from the Commencement of Operations through June 30, 2009.

Total expenses for the 2009 Period were $1,627,510, which were comprised primarily of administrative expense reimbursements to our Investment Manager in the amount of approximately $1,196,000.  In addition, during the 2009 Period, we incurred professional fees of approximately $347,000 and recorded depreciation expense of approximately $50,000 related to our leases with Exopack and Global Crossing.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Period was $1,264,742.  The net loss per weighted average limited partnership interest for the 2009 Period was $79.18.

Liquidity and Capital Resources

Cash Flows Summary

At September 30, 2009, we had cash and cash equivalents of $1,669,441.  During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

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

Cash Flows

The following table sets forth summary cash flow data:

Period from the Commencement of Operations through September 30, 2009

Net cash (used in) provided by:

Operating activities	$(184,543)
Investing activities	(25,910,339)
Financing activities	27,763,322

Net increase in cash and cash equivalents	$1,668,440

Note: See the Consolidated Statement of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Sources and Uses of Cash

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments.

For the period from the Commencement of Operations through September 30, 2009, we sold 32,562 Interests, representing $32,545,040 of capital contributions.  We admitted 1,076 limited partners.  For the period from the Commencement of Operations through September 30, 2009, we have paid or accrued sales commissions to third parties of $2,267,467 and underwriting commissions to ICON Securities of $972,027.  In addition, organization and offering expenses of $1,453,649 were paid or incurred by us, our General Partner or its affiliates during this period.

We will use the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We will seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans) and (b) transactions that generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) a combination of both.

Sources of Liquidity

Cash generated from our financing activities will be our most significant source of liquidity during our offering period.  We believe that cash generated from our financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our revolving line of credit had $22,375,000 available as of September 30, 2009 (see Note 5 to our consolidated financial statements) for additional working capital needs or new investment opportunities.  Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our partners beginning with the first month after each such partner’s admission and continue to pay such distributions until the termination of our operating period.  We paid distributions to our General Partner and limited partners in the amount of $1,715 and $188,392, respectively, for the 2009 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Prospectus, dated May 18, 2009, contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From May 18, 2009 through September 30, 2009, we received capital contributions in the amount of $32,545,040.  For the period from the Commencement of Operations through September 30, 2009, we have paid or accrued sales commissions to unrelated third parties of $2,267,467 and underwriting commissions to ICON Securities of $972,027.  In addition, organizational and offering expenses in the amount of $1,453,649 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $27,851,897.

From October 1, 2009 through November 6, 2009, we received additional capital contributions in the amount of $13,612,488.  For the period from October 1, 2009 through November 6, 2009, we have paid or accrued sales commissions to unrelated third parties of $928,218 and underwriting commissions to ICON Securities of $400,026.  In addition, organizational and offering expenses in the amount of $123,555 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $12,160,764.

See the disclosure under “Recent Significant Transactions” in Item 2 of Part I for a discussion of the investments that we have made with our net offering proceeds.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

10.1
Investment Management Agreement, by and between ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and ICON Capital Corp., dated as of May 18, 2009 (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated as of August 31, 2005 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated as of December 26, 2006 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of June 20, 2007 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.5
Third Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.6
Fourth Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of August 12, 2009 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By:  ICON GP 14, LLC
(General Partner of the Registrant)

November 10, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 10, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 10, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

25