Form 10-K
period 2009-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2010-03-31
CIK 1446806

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

Commission file number: 000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer       Non-accelerated filer  ☑      Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for units of  limited partnership interests of the registrant.

Number of outstanding units of limited partnership interests of the registrant on March 19, 2010 is 96,360.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership.  The Partnership will continue until December 31, 2020, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital”).  Our General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) the Partnership invests in pursuant to the terms of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as an investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, our General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

We are currently in our offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital.  We are offering limited partnership interests (“Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from us and/or certain affiliates managed by our Investment Manager at a discounted price of $900 per Interest.  As of December 31, 2009, approximately 830 Interests have been issued in connection with our DRIP Plan.  On June 19, 2009, upon raising the minimum of $1,200,000, limited partners were admitted.

Our Business

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve. We primarily invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. We will also make investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expect will generate enough net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.

We divide the life of the fund into three distinct phases:

(1) Offering Period: We expect to invest most of the net proceeds from the sale of Interests in Capital Assets.

(2) Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will extend until five years from the end of our offering period.  However, we may, at our General Partner’s discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period in two years after the end of the operating period, but it may take longer to do so.

At December 31, 2009 and 2008, we had total assets of $59,567,064 and $1,001, respectively. For the year ended December 31, 2009, we had two lessees that accounted for 100% of our total rental income of $1,044,930. We had net loss for the period ended December 31, 2009 of $1,584,298.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which we had raised $1,200,000 and limited partners were admitted.  During the period from May 18, 2009 to December 31, 2009, we sold 68,411 Interests, representing $68,300,139 of capital contributions, and admitted 2,116 limited partners. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2009, the reserve is in the amount of $341,501. Beginning with the Commencement of Operations, we have paid or accrued sales commissions to third parties. We have also paid or accrued various fees to our General Partner and its affiliates.  For the period from the Commencement of Operations through December 31, 2009, we have paid or accrued $4,709,330 of sales commissions to third parties and $2,026,388 of underwriting fees to ICON Securities Corp., the dealer-manager of our offering and an affiliate of our General Partner (“ICON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $1,577,572 of organizational and offering expenses. For the period from the Commencement of Operations through December 31, 2009, $391,203 of organizational and offering expenses were recorded as a reduction of partners’ equity.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•
We, through our wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON Global Crossing VI”), own telecommunications equipment that is subject to two 36-month leases with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The leases expire in September and November 2012.

Packaging Equipment

•
We, through our wholly-owned subsidiary, ICON Exopack, LLC (“ICON Exopack”), own packaging equipment that is subject to two 60-month leases with Exopack, LLC (“Exopack”).  The leases expire in September 2014 and October 2014.

Gas Compressors

•
We have a 45% ownership interest in ICON Atlas, LLC (“ICON Atlas”), which owns eight Ariel natural gas compressors (“Gas Compressors”) that were purchased from AG Equipment Co. (“AG”). The Gas Compressors are subject to 48-month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire on August 31, 2013.

Notes Receivable Secured by Analog Seismic System Equipment

•
We have a 45% ownership interest in ICON ION, LLC (“ICON ION”), which provided secured term loans (the “ION Loans”) to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”).  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.

Note Receivable Secured by Rail Support Construction Equipment

•
We have a 45% ownership interest in ICON Quattro, LLC (“ICON Quattro”), which participated in a £24,800,000 loan facility by making a second priority secured term loan (the “Quattro Loan”) to Quattro Plant Limited (“Quattro Plant”), a wholly-owned subsidiary of Quattro Group Limited. The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000. Interest accrues at the rate of 20% per year and the Quattro Loan will be repaid over a period of 33 months commencing on January 1, 2010.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009 and 2008, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in Capital Assets. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in Capital Assets. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our General Partner and/or our Investment Manager supervise and control our business affairs and originate and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Investment Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Investment Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 8 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests.  In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Interests is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Interests for the life of the fund, which is anticipated to be approximately nine years.

We do not anticipate that a public market will develop for our Interests, our Interests will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Interests. In addition, our Partnership Agreement imposes significant restrictions on your right to transfer your Interests.

We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Interests is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Interests in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Interests.

As a result, you must view your investment in our Interests as a long-term, illiquid investment that may last for up to nine years.

If you choose to request that we repurchase your Interests, you may receive significantly less than you would receive if you were to hold your Interests for the life of the fund.

After you have been admitted as a limited partner and have held your Interests for at least one year, you may request that we repurchase up to all of your Interests. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Interests, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Interests are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Interests for the duration of the fund.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Interests.

You should not rely on the cash distributions from your Interests as a source of income. While we intend to make monthly cash distributions, we may determine it is in our limited partners’ best interest to periodically change the amount of the cash distributions you receive or not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Interests may be diluted.

Some investors, including our General Partner and its officers, directors and other affiliates, may have purchased or may purchase Interests at discounted prices and generally will share in our revenues and distributions based on the number of Interests that they purchase, rather than the discounted subscription price paid by them for their Interests. As a result, investors who pay discounted prices for their investments will receive higher returns on their investments in us as compared to investors who pay the entire $1,000 per Interest.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner’s and/or our Investment Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Interest holders due to the strict rules of ERISA regarding fiduciary actions.

An investment in our Interests may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in our Interests, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there are significant restrictions on the ability to sell or otherwise dispose of our Interests, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our Interests is suitable for any particular plan. Rather, we will accept subscribers as limited partners if a subscriber otherwise meets our suitability standards. In addition, we can provide no assurance that any statements of estimated value of our Interests will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the fair value of the Interests.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Interests.

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our limited partners upon liquidation;
•	limited partners could realize this estimate of value if they were to attempt to sell their Interests;
•
this estimate of value reflects the price or prices that our Interests would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include:

•	fluctuations in demand for Capital Assets and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit for us to borrow to make and/or realize on some of our investments;
•	the continuing economic life and value of Capital Assets at the time our investments mature;
•	the technological and economic obsolescence of Capital Assets;
•	potential defaults by lessees, borrowers or other counterparties;
•
supervision and regulation by governmental authorities, including the approval from certain State securities authorities for our continuing the offering of our Interests for more than one year after it commences; and

•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invest in a pool of Capital Assets by, among other things, acquiring Capital Assets subject to lease, purchasing Capital Assets and leasing Capital Assets to third-party end users, financing Capital Assets for third-party end users, acquiring ownership rights to items of leased Capital Assets at lease expiration, and acquiring interests or options to purchase interests in the residual value of Capital Assets. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Instability in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on terms and conditions that we find acceptable, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we may borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we may in the future borrow a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

Additionally, while we expect the majority of our borrowings to be non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates, entities managed by our Investment Manager, specifically ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to a revolving line of credit agreement with CB&T, as amended. The terms of that agreement could restrict us from paying distributions to our limited partners if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the Capital Assets that we invest in is expected to be the potential value of the Capital Assets once the lease term expires (with respect to leased Capital Assets). Generally, a Capital Asset is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the Capital Assets at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the Capital Assets and provide a rate of return despite the expected decline in the value of the Capital Assets over the term of the investment. However, the actual residual value of the Capital Assets at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserve or enhance the relative value of the Capital Assets;
•	our ability to maximize the value of the Capital Assets at maturity;
•	market conditions prevailing at maturity;
•	the cost of new Capital Assets at the time we are remarketing used Capital Assets;
•	the extent to which technological or regulatory developments reduce the market for such used Capital Assets;
•	the strength of the economy; and
•	the condition of the Capital Assets at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the Capital Assets will not lose value more rapidly than we anticipate.

If a Capital Asset is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain Capital Assets in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the Capital Assets in order to protect our investment. In addition, some of the Capital Assets we invest in may be used Capital Assets. While we plan to inspect most used Capital Assets prior to making an investment, there is no assurance that an inspection of a used Capital Asset prior to purchasing it will reveal any or all defects and problems with the Capital Asset that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used Capital Assets that:

•	the Capital Assets have been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee is in violation of any material terms of such agreements; and
•
the Capital Assets are in good operating condition and repair and that, with respect to leases, the lessee has no defenses to the payment of rent for the Capital Assets as a result of the condition of such Capital Assets.

We would have rights against the seller of Capital Assets for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the Capital Assets or our expected returns on the Capital Assets, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the Capital Assets due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We may enter into transactions with parties that have senior debt rated below investment grade or no credit ratings. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering Capital Assets from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the Capital Assets and then have to remarket such Capital Assets. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

We may invest in options to purchase Capital Assets that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase Capital Assets, usually for a fixed price at a future date. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid, which could negatively affect our profitability.

Investing in Capital Assets in foreign countries may be riskier than domestic investments and may result in losses.

While we expect to make investments in Capital Assets in the United States with domestic parties, we also expect to make investments in Capital Assets for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we may invest in Capital Assets that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in Capital Assets in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such Capital Assets, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our General Partner and Investment Manager consider these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to invest in Capital Assets where payments to us are not made in U.S. dollars. In these cases, we may then enter into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign Capital Assets, we may not be able to hedge our foreign currency exposure with respect to the value of such residual interests because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased Capital Assets could use their knowledge of the lease terms for gain at our expense.

We may acquire Capital Assets subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar Capital Assets at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the Capital Assets and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have the ability to invest in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased Capital Assets that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the Capital Assets in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Capital Assets may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of Capital Assets. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting Capital Assets can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the Capital Assets, we could suffer a total loss of any investment in the affected Capital Assets. In investing in some types of Capital Assets, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our Capital Assets’ registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such Capital Assets are to be used outside of the United States. Failing to register the Capital Assets, or losing such registration, could result in substantial penalties, forced liquidation of the Capital Assets and/or the inability to operate and lease the Capital Assets. Governmental agencies may also require changes or improvements to Capital Assets and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the Capital Assets to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the Capital Assets must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for these Capital Assets. If we do not have the funds to make a required change, we might be required to sell the affected Capital Assets. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected Capital Assets. Although part of our business strategy is to enter into or acquire leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner and its affiliates have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties.

Organization and Structure Risks

You have limited voting rights and are required to rely on our General Partner and/or our Investment Manager to make all of our investment decisions and achieve our investment objectives.

Our General Partner and/or our Investment Manager will make all of our investment decisions, including determining the investments and dispositions we make. Our success will depend upon the quality of the investment decisions our General Partner and/or our Investment Manager makes, particularly relating to our investments in Capital Assets and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies. Accordingly, you should not invest unless you are willing to entrust all aspects of our management to our General Partner and/or our Investment Manager.

The decisions of our General Partner and our Investment Manager may be subject to conflicts of interest.

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2009, our Investment Manager, an affiliate of our General Partner, is managing seven other equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include:

•	our Investment Manager may receive more fees for making investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;
•	our Partnership Agreement does not prohibit our General Partner or any of its affiliates from competing with us for investments and engaging in other types of business;
•	our Investment Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;
•
the dealer-manager, which is an affiliate of our General Partner and not an independent securities firm, reviewed and performed due diligence and will continue to review and perform due diligence on us and the information in our prospectus and thus its review cannot be considered an independent review and may not be as meaningful as a review conducted by an unaffiliated broker-dealer;

•	the lack of separate legal representation for us, our General Partner, and our Investment Manager and lack of arm’s-length negotiations regarding compensation payable to our General Partner and our Investment Manager;
•
our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our limited partners that might not be in your best interest given your individual tax situation; and

•	our General Partner and/or our Investment Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Investment Manager is not independent.

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our General Partner or Investment Manager, are resolved by our Investment Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Investment Manager and its affiliates. Since all of the members of our Investment Manager’s investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us and our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund has the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of Capital Asset, location, industry, etc.;
•	whether the term of the investment is within the term of the fund; and
•	which fund has been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Investment Manager’s investment committee may make exceptions to these general policies when, in our Investment Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our Partnership Agreement permits our General Partner and its affiliates to engage in Capital Asset acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our General Partner’s and our Investment Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager will supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and our Investment Manager’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devote and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our General Partner and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to you during our early years.

Before making any distributions to our limited partners, we will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates substantial fees, for our organization, selling our Interests and acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on the date of our prospectus, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and we may pay other expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we will pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in 1985 and our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our Investment Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Investment Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.

In addition, we are highly dependent on our Investment Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

Furthermore, we depend on the headquarters of our General Partner and Investment Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as ‘‘Section 404.’’ During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our limited partners may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our General Partner and its affiliates is limited by our Partnership Agreement.

Our Partnership Agreement provides that neither our General Partner nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our General Partner or an affiliate if the General Partner or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our Partnership Agreement, your right to institute a cause of action against our General Partner may be more limited than it would be without these provisions.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our Partnership Agreement places significant restrictions on your ability to transfer our Interests.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the Capital Assets that we lease. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased Capital Assets, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

Our investments in secured loans will not give rise to depreciation or cost recovery deductions and may not be offset against our passive activity losses. Any losses on such loans may constitute capital losses, the deductibility of which is limited.

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the Capital Assets that we invest in through our lending activities. As a result, we will not be able to take depreciation or cost recovery deductions with respect to such Capital Assets. Depending on our level of activity with respect to these types of financings, we may take the position that we are in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lend to others will be the capital contributed by our partners and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income. Alternatively, we (or the IRS) may treat our lending activities as investment activities and not trade or business activities if our level of lending activity is not significant. In such circumstances, gains or losses from the loans could not be offset against passive activity gain or loss and any such losses would be capital losses that, except to a limited extent, could only be deducted to the extent you have capital gains.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Interests may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Interests for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Your tax liability could also exceed the amount of cash distributions you receive due to allocations designed to cause our limited partners’ capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you will have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire Capital Assets subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the Capital Assets that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire Capital Assets that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such Capital Assets are suspended and may be deducted only against income we receive from those Capital Assets or when we dispose of such Capital Assets. Depending on the Capital Assets that we acquire and their eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the Capital Assets are placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income. As stated above, we expect our lending activities to generate portfolio income from the interest we receive, even though the income may be attributable to a lending trade or business. Any gains or losses we recognize from those lending activities that are associated with a trade or business are generally allowable as either passive activity income or loss, as applicable. Gains and losses we recognize from lending activities not associated with a trade or business pass through as capital gains and losses and can be offset by other capital gains and losses you may have.

The IRS may allocate more taxable income to you than our Partnership Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our Partnership Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI. Thus, an investment in our Interests may not be appropriate for a charitable remainder trust and such entities should consult their own tax advisors with respect to an investment in our Interests.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities are debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Interests, since you will be allocated a proportionate share of our tax preference items. Our General Partner’s and/or our Investment Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, if all or a portion of our lending activities are not generated from a trade or business, then a portion of our management fees and other costs related to those investments could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, they are not deductible for alternative minimum tax purposes and are subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Interests, depending upon the laws of the jurisdictions in which the Capital Assets that we own are located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Interests, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased Capital Assets over the term of our existence and/or borrowers repay loans we have made to them, it is very likely that a portion of each distribution will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Interests is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Interests, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you receive from us each year will specify the amounts of capital and income you received throughout the prior year.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our General Partners’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Interests are not publicly traded and there is no established public trading market for our Interests. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 19, 2010
General Partner	1
Limited partners	2,874

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner is admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We paid distributions to limited partners totaling $964,235 for the period from the Commencement of Operations through December 31, 2009. Additionally, we paid our General Partner distributions of $9,636 for the period from the Commencement of Operations through December 31, 2009. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $1,000 per Interest as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Interests, the value of our Interests is estimated to be the offering price of $1,000 per Interest (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  Our Interests are currently being offered and no special distribution of net sales proceeds has been made; therefore, the value of our Interests is estimated to be $1,000 per Interest.

Following the termination of the offering of our Interests, the estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we calculate the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtract our total debt outstanding and then divide that sum by the total number of Interests outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtain and the methodology utilized by our management in estimating our per Interest value are subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Interest valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $1,000 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•
as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our limited partners may receive may be less than $1,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $1,000 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

From January 1, 2010 through March 26, 2010, we received additional capital contributions in the amount of $30,036,795. For the period from January 1, 2010 through March 26, 2010, we have paid or accrued sales commissions to unrelated third parties of $2,027,694 and underwriting commissions to ICON Securities of $871,481. In addition, organizational and offering expenses in the amount of $141,305 were paid or incurred by us, our General Partner or its affiliates during this period. Net offering proceeds to us after deducting the expenses described were $26,996,315. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Total revenue	$1,761,154
Net loss	$(1,584,298)
Net loss allocable to Limited Partners	$(1,568,455)
Net loss allocable to General Partner	$(15,843)

Weighted average number of limited
partnership interests outstanding	32,161
Net loss per weighted average
limited partnership interest	$(48.77)
Distributions to limited partners	$964,235
Distributions per weighted average
limited partnership interest	$29.98
Distributions to the General Partner	$9,636

	December 31,
	2009	2008
Total assets	$59,567,064	$1,001
Partners' equity	$58,615,050	$1,001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We commenced operations on June 19, 2009.  We will use a substantial portion of the proceeds from the sale of our Interests to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering. This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

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

We are currently in our offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations. From the Commencement of Operations through December 31, 2009, we raised total equity of $68,300,139. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on August 27, 2009.

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Industry Trends Prior to the Recent “Credit Crisis”

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume.  According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007.  Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and South America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets have deteriorated significantly over the past two years. The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $61 billion between the last quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $89 billion between the second and third quarters of 2009.

While some of the reduction is due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume include the following:

•	lack of liquidity to provide new financing and/or refinancing;
•
heightened credit standards and lending criteria (including ever-increasing spreads, fees, and other costs, as well as lower advance rates and shorter tenors, among other factors) that have hampered some demand for and issuance of new financing and/or refinancing;

•	net charge offs of and write-downs on outstanding financings; and
•
many lenders being sidetracked from providing new lending by industry consolidation, management of existing portfolios and relationships, and amendments (principally covenant relief and “amend and extend”).

In addition, the volume of issuance of high yield bonds and, to a lesser extent, investment grade bonds has risen significantly over the past few quarters, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends. According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent credit crisis, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Investment Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the “credit crisis,” reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Recent Significant Transactions

We engaged in the following significant transactions from the Commencement of Operations through December 31, 2009:

Telecommunications Equipment

On September 30, 2009, we, through our wholly-owned subsidiary, ICON Global Crossing VI, purchased telecommunications equipment for the purchase price of approximately $5,323,000.  Simultaneously with the purchase, ICON Global Crossing VI leased the equipment to Global Crossing.  The lease is for a period of 36 months commencing on October 1, 2009.  We paid an acquisition fee to our Investment Manager in the amount of approximately $133,000 in connection with this transaction. On November 12, 2009, ICON Global Crossing VI purchased additional telecommunications equipment for the purchase price of approximately $2,136,000 and simultaneously leased the equipment to Global Crossing. The lease period is for 36 months and expires on November 30, 2012. We paid an acquisition fee to the Investment Manager in the amount of approximately $53,000 in connection with this transaction.

Packaging Equipment

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

Gas Compressors

On June 26, 2009, we and Fund Twelve entered into a joint venture, ICON Atlas, for the purpose of investing in eight new Gas Compressors from AG.  On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with APMC, an affiliate of Atlas Pipeline Partners, L.P. (“APP”).

On August 17, 2009, ICON Atlas purchased the other four Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of September 30, 2009, we contributed approximately $5,084,000 to ICON Atlas, after which our and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.  We paid an acquisition fee to our Investment Manager in the amount of approximately $127,000 in connection with this transaction.

Notes Receivable Secured by Analog Seismic System Equipment

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

Note Receivable Secured by Rail Support Construction Equipment

On December 23, 2009, ICON Quattro, a joint venture owned 45% by us and 55% by Fund Twelve, made a second priority secured term loan to Quattro Plant in the amount of £5,800,000.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”).  The loan is secured by (i) all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000.  All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the “Quattro Companies”).

Interest on the secured term loan accrues at a rate of 20% per year and the loan will be amortized to a balloon payment of 15% of the principal at the end of the term.  The loan is payable monthly in arrears for a period of 33 months, which began on January 1, 2010.  Quattro Plant has the option to prepay the entire outstanding amount of the loan beginning January 1, 2012 in consideration for a fee of 5% of the amount being prepaid.

Simultaneously with ICON Quattro's loan, KBC Bank N.V. (“KBC”) participated in the £24,800,000 loan facility by making a loan of £19,000,000 to Quattro Plant (the “KBC Loan”).  The KBC Loan is secured by (i) a first priority security interest in all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant and (ii) a first priority security interest in all of Quattro Plant’s accounts receivable.

Simultaneously with the consummation of ICON Quattro’s loan and the KBC Loan, ICON Quattro, KBC, Quattro Plant, Quattro Group and the Quattro Companies entered into an intercreditor deed governing the relationship between ICON Quattro and KBC.  In the event either ICON Quattro or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest shall be applied (i) first, to pay all costs and expenses incurred by or on behalf of ICON Quattro or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to ICON Quattro in an amount that would allow ICON Quattro to receive its return on its investment.  We paid an acquisition fee to the Investment Manager of approximately $327,000 relating to this transaction.

Recently Adopted Accounting Pronouncements

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued.  This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“US GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for us upon adoption. We conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.  See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable;
•	Initial direct costs; and
•	Acquisition fees.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For notes receivable, we use the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Notes Receivable

Notes receivable are reported on the consolidated balance sheets at the outstanding principal balance net of any costs, unamortized deferred fees, premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized using the effective interest rate method.  Interest receivable resulting from the unpaid principal is reported separately from the outstanding balance.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement related to nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

We pay acquisition fees to our Investment Manager equal to 2.50% of the total purchase price paid by us or on our behalf for each of our investments, including, but not limited to, the cash paid, and indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith. These fees are capitalized and included in the cost of the investment.

Results of Operations for the Period from Commencement of Operations through December 31, 2009 (the “2009 Period”)

We are currently in our offering period and are in the process of raising capital and making investments in Capital Assets. We will invest in Capital Assets with the net proceeds from our offering.  After the close of the offering period, we will enter our operating period. During our operating period, we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the size and value of activity in our investment portfolio will increase.

Revenue for the 2009 Period is summarized as follows:

Period from the
Commencement of
Operations through
December 31, 2009
Rental income	$1,044,930
Income from investments in joint ventures	695,281
Interest and other income	20,943

Total revenue	$1,761,154

Total revenue for the 2009 Period was $1,761,154 which was primarily comprised of rental income from ICON Exopack and ICON Global Crossing VI. Income from investments in joint ventures is our proportionate share of the results of operations of ICON Atlas, ICON ION and ICON Quattro.

Expenses for the 2009 Period are summarized as follows:

Period from the
Commencement of
Operations through
December 31, 2009
Management fees	$76,559
Administrative expense reimbursements	1,924,682
General and administrative	666,592
Depreciation and amortization	670,286
Interest	7,333

Total expenses	$3,345,452

Total expenses for the 2009 Period were $3,345,452, which were comprised primarily of administrative expense reimbursements to our Investment Manager in the amount of $1,924,682. Administrative expense reimbursements are costs incurred by our General Partner and its affiliates that are necessary to our operations. These costs include our General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs, that are charged to us based upon the percentage of time such personnel dedicate to us. General and administrative expenses consisted primarily of professional fees of approximately $648,575. We recorded depreciation expense of $649,453 related to equipment on lease to Exopack and Global Crossing.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Period was $1,584,298. The net loss per weighted average Interest for the 2009 Period was $48.77.

Financial Condition

This section discusses the major balance sheet items as of December 31, 2009.

Total Assets

Our total assets at December 31, 2009 were $59,567,064.  The assets consisted primarily of telecommunications and packaging equipment, investments in three joint ventures, and cash received from the sale of our Interests.

Total Liabilities

Our total liabilities at December 31, 2009 were $952,014, which consisted primarily of a related party payable to our General Partner for administrative expenses, deferred revenue related to our leases with Exopack and Global Crossing and accrued liabilities related to commissions and professional fees.

Partners’ Equity

Our partners’ equity at December 31, 2009 was $58,615,050.  The majority of this balance is associated with our equity raise, which was partially offset by the distributions paid to our partners, the amortization of organizational and offering fees, sales commissions to third parties and underwriting fees paid to ICON Securities.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2009, we had cash and cash equivalents of $27,074,324. In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000. As additional Interests are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments.  We are using the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere. We will seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans) and (b) transactions that generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) a combination of both.

For the period from the Commencement of Operations through December 31, 2009, we sold 68,411 Interests, representing $68,300,139 of capital contributions. We admitted 2,116 limited partners.  For the period from the Commencement of Operations through December 31, 2009, we have paid or accrued sales commissions to third parties of $4,709,330 and underwriting commissions to ICON Securities of $2,026,388. In addition, organizational and offering expenses of $1,577,572 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

Period from the Commencement of Operations through December 31, 2009

Net cash (used in) provided by:

Operating activities	$(265,962)
Investing activities	(31,922,818)
Financing activities	59,262,103

Net increase in cash and cash equivalents	$27,073,323

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash used in operating activities of $265,962 primarily relates to payments of administrative expenses of approximately $2,237,000, which were partially offset by rental income of approximately $1,045,000, deferred revenue of approximately $227,000, and income from investments in joint ventures of approximately $695,000.

Investing Activities

Cash used in investing activities of $31,922,818 primarily relates to the purchase or financing of equipment in the amount of approximately $14,180,000 and our investments in three joint ventures in the amount of approximately $18,807,000, which were partially offset by distributions from joint ventures in the amount of approximately $1,064,000.

Financing Activities

Cash provided by financing activities of $59,262,103 primarily relates to sale of Interests in the amount of approximately $68,300,000, which was partially offset by sales and offering expenses paid and/or deferred in the amount of approximately $8,063,000 and distributions to partners in the amount of approximately $974,000.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period. We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. In addition, our revolving line of credit had $27,640,000 available as of December 31, 2009 for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Financings and Borrowings

Revolving Line of Credit, Recourse

Certain of our affiliates, entities managed by our Investment Manager, Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. We (collectively with Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “ICON Borrowers”) were added as a borrower under the Loan Agreement on August 12, 2009.

The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that neither interest rate is permitted to be less than 4.00% per year. The interest rate at December 31, 2009 was 4.00%. In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. We had no borrowings outstanding under the Facility as of such date. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At December 31, 2009, the ICON Borrowers were in compliance with all covenants.  For additional information, see Note 5 to our consolidated financial statements.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners and General Partner in the amount of $964,235 and $9,636, respectively, in 2009.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2009.

Off-Balance Sheet Transactions

None.

Subsequent Events

ICON Global Crossing VI, LLC

On February 25, 2010, we, through our wholly-owned subsidiary, ICON Global Crossing VI, purchased and simultaneously leased back telecommunications equipment to Global Crossing.  The purchase price for the equipment was approximately $4,300,000.  The lease is for a period of thirty-six months and expires in February of 2013.  We paid an acquisition fee to the Investment Manager of approximately $107,000 relating to this transaction.

ICON Northern Leasing III, LLC

On March 3, 2010, we, through our wholly-owned subsidiary, ICON Northern Leasing III, LLC (“ICON NL III”), provided a senior secured term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P. (“NCA XVIII”), Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”).  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON Northern Leasing II, LLC (“ICON NL II”)), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NCA XVIII, NCA XV and NCA XIV are guaranteed by Northern Leasing Systems, Inc.  We paid an acquisition fee to the Investment Manager of approximately $379,000 relating to this transaction.

ICON Coach II, LLC

On March 9, 2010, we, through our wholly-owned subsidiary, ICON Coach II, LLC (“ICON Coach II”), purchased eleven 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the purchase price of $4,502,715.  Simultaneously with the purchase, ICON Coach II entered into a sixty-month lease with Dillon's Bus Service, Inc. (“DBS”) and Lakefront Lines, Inc. (“Lakefront”) and Schedule 1 to the lease with DBS.  DBS will pay interim rent for the period from April 1, 2010 through May 31, 2010 unless the base term commences earlier.  Prior to June 1, 2010, ICON Coach II will purchase fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously lease the buses to Lakefront pursuant to Schedule 2 to the lease.  The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC.  We paid an acquisition fee to the Investment Manager of approximately $259,000 relating to this transaction.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

We currently have a recourse revolving line of credit, which is subject to a variable interest rate.  We have no outstanding borrowings under our revolving line of credit.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Although certain of our transactions are denominated in pounds sterling, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. To date, our exposure to exchange rate volatility has not been significant. Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2010
New York, New York

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Cash and cash equivalents	$27,074,324	$1,001
Leased equipment at cost (less accumulated depreciation of
$649,453 and $0, respectively)	13,530,536	-
Investments in joint ventures	17,742,829	-
Deferred charges, net	1,186,369	-
Other assets, net	33,006	-

Total Assets	$59,567,064	$1,001

Liabilities and Partners' Equity

Liabilities:
Deferred revenue	$227,161	$-
Due to General Partner and affiliates	566,964	-
Accrued expenses and other current liabilities	157,889	-

Total Liabilities	952,014	-

Commitments and contingencies (Note 10)

Partners' (Deficit) Equity:
General Partner	(25,478)	1
Limited Partners	58,640,528	1,000

Total Partners' Equity	58,615,050	1,001

Total Liabilities and Partners' Equity	$59,567,064	$1,001

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Operations

Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Revenue:
Rental income	$1,044,930
Income from investments in joint ventures	695,281
Interest and other income	20,943

Total revenue	1,761,154

Expenses:
Management fees	76,559
Administrative expense reimbursements	1,924,682
General and administrative	666,592
Depreciation and amortization	670,286
Interest	7,333

Total expenses	3,345,452

Net loss	$(1,584,298)

Net loss allocable to:
Limited Partners	$(1,568,455)
General Partner	(15,843)

$(1,584,298)

Weighted average number of limited
partnership interests outstanding	32,161

Net loss per weighted average
limited partnership interest	$(48.77)

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity

	Limited			Total
	Partnership	Limited		Partners'
	Interests	Partners	General Partner	Equity
Opening balance, June 19, 2009	1	$1,000	$1	$1,001

Net loss		(1,568,455)	(15,843)	(1,584,298)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	68,411	68,300,139	-	68,300,139
Sales and offering expenses		(7,126,921)	-	(7,126,921)
Cash distributions	-	(964,235)	(9,636)	(973,871)

Balance, December 31, 2009	68,411	$58,640,528	$(25,478)	$58,615,050

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows

Period from June 19, 2009 (Commencement of Operations) through December 31, 2009
Cash flows from operating activities:
Net loss	$(1,584,298)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Income from investments in joint ventures	(695,281)
Depreciation and amortization	670,286
Changes in operating assets and liabilities:
Other assets	(53,839)
Deferred revenue	227,161
Due to General Partner and affiliates	411,270
Accrued expenses and other liabilities	63,458
Distributions from joint ventures	695,281

Net cash used in operating activities	(265,962)

Cash flows from investing activities:
Purchase of equipment	(14,179,989)
Investments in joint ventures	(18,807,294)
Distributions received from joint ventures in excess of profits	1,064,465

Net cash used in investing activities	(31,922,818)

Cash flows from financing activities:
Sale of limited partnership interests	68,300,139
Sales and offering expenses paid	(6,641,287)
Deferred charges	(1,421,878)
Cash distributions to partners	(973,871)
Redemption of limited partnership interest	(1,000)

Net cash provided by financing activities	59,262,103

Net increase in cash and cash equivalents	27,073,323
Cash and cash equivalents, beginning of the period	1,001

Cash and cash equivalents, end of the period	$27,074,324

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$155,694
Sales commissions due to third parties	$94,431
Organizational and offering expenses charged to equity	$391,203

See accompanying notes to financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

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

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  With the proceeds from the limited partnership interests (“Interests”) sold, the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 600,000 Interests, provided that the offering period is not extended in connection with such change.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to December 31, 2009, the Partnership sold 68,411 Interests to 2,116 limited partners, representing $68,300,139 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through December 31, 2009, the Partnership has paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $4,709,330 and (ii) underwriting fees in the amount of $2,026,388 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,577,572. For the period from the Commencement of Operations through December 31, 2009, organizational and offering expenses in the amount of $391,203 were recorded as a reduction of partners’ equity.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.

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
December 31, 2009

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

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate. See Note 7 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non -recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Deferred Charges

Pursuant to the Partnership Agreement, the costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized as a reduction of equity over the estimated offering period, generally two years from the effective date of the offering.  The unamortized balance of these costs is reflected on the consolidated balance sheets as deferred charges, net.

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
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

The recognition of revenue may be suspended when deemed appropriate by the General Partner, in accordance with the Partnership’s policy on doubtful accounts.

Notes Receivable

Notes receivable are reported on the consolidated balance sheets at the outstanding principal balance net of any costs, unamortized deferred fees, premiums or discounts on purchased loans.  Unearned income, discounts and premiums are amortized using the effective interest rate method.  Interest receivable resulting from the unpaid principal is reported separately from the outstanding balance.

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

Acquisition Fees

The Partnership pays acquisition fees to the Investment Manager equal to 2.50% of the total purchase price paid by or on behalf of the Partnership for each of the Partnership’s investments, including, but not limited to, the cash paid, indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith (the “Purchase Price”).  These fees are capitalized and included in the cost of the investment.

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

Per Interest Data

Net income (loss) per weighted average Interest is based upon the weighted average number of Interests outstanding during the applicable period.

Interest Repurchase

The Partnership may, at its discretion, repurchase Interests from a limited number of its limited partners, as provided for in the Partnership Agreement.  The repurchase price for any Interests approved for repurchase is based upon a formula, as provided in the Partnership Agreement.  Limited partners are required to hold their Interests for at least one year before repurchases will be permitted.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In 2009, the Partnership adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued.  This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the Partnership’s consolidated financial statements.

In 2009, the Partnership adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the Partnership upon adoption.  The Partnership conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009:

2009
Packaging equipment	$6,535,061
Telecommunications equipment	7,644,928
14,179,989
Less: Accumulated depreciation	(649,453)

$13,530,536

Depreciation expense was $649,453 for the year ended December 31, 2009.

Packaging Equipment

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(3)	Leased Equipment at Cost - continued

Telecommunications Equipment

On September 30, 2009, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON Global Crossing VI”), purchased telecommunications equipment for the purchase price of approximately $5,323,000.  Simultaneously with the purchase, ICON Global Crossing VI leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease is for a period of 36 months commencing on October 1, 2009.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $133,000 in connection with this transaction. On November 12, 2009, ICON Global Crossing VI purchased additional telecommunications equipment for the purchase price of approximately $2,136,000 and simultaneously leased the equipment to Global Crossing. The lease is for 36 months and expires on November 30, 2012. The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $53,000 in connection with this transaction.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases over the next five years consisted of the following at December 31, 2009:

Years Ending December 31,

2010	$4,212,468
2011	4,212,468
2012	3,668,306
2013	1,338,644
2014	478,280
$13,910,166

(4)	Investments in Joint Ventures

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

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  As of September 30, 2009, the Partnership contributed approximately $5,084,000 to ICON Atlas, after which the Partnership’s and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $127,000 in connection with this transaction.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON Atlas is summarized below:

Period from June 26, 2009 through December 31, 2009
Revenue	$1,052,362
Net income	$655,411
Partnership's share of net income	$263,874

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

On December 23, 2009, ICON Quattro, LLC (“ICON Quattro”), a joint venture owned 45% by the Partnership and 55% by Fund Twelve, participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”).  The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts (collectively, the “Construction Equipment”) and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage over certain real estate in London, England owned by the majority shareholder of Quattro Plant.  In addition, ICON Quattro will receive a key man insurance policy insuring the life of the majority shareholder of ICON Quattro in an amount not less than £5,500,000 and not more than £5,800,000.  All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited (collectively, the "Quattro Companies").

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Investments in Joint Ventures - continued

Interest on the secured term loan accrues at a rate of 20% per year and the loan will be amortized to a balloon payment of 15% of the principal at the end of term.  The loan is payable monthly in arrears for a period of 33 months, which began on January 1, 2010.  Quattro Plant has the option to prepay the entire outstanding amount of the loan beginning January 1, 2012 in consideration for a fee of 5% of the amount being prepaid.

Simultaneously with ICON Quattro's loan, KBC Bank N.V. (“KBC”) participated in the £24,800,000 loan facility by making a loan of £19,000,000 to Quattro Plant (the “KBC Loan”).  The KBC Loan is secured by (i) a first priority security interest in all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant and (ii) a first priority security interest in all of Quattro Plant’s accounts receivable.

Simultaneously with the consummation of ICON Quattro’s loan and the KBC Loan, ICON Quattro, KBC, Quattro Plant, Quattro Group and the Quattro Companies entered into an intercreditor deed governing the relationship between ICON Quattro and KBC.  In the event either ICON Quattro or KBC seeks to enforce its security interest under its respective loan, the proceeds from the enforcement of any security interest shall be applied (i) first, to pay all costs and expenses incurred by or on behalf of ICON Quattro or KBC, (ii) second, to KBC in an amount that would allow KBC to receive its return on its investment, and (iii) third, to ICON Quattro in an amount that would allow ICON Quattro to receive its return on its investment.  The Partnership paid an acquisition fee to the Investment Manager of approximately $327,000 relating to this transaction.

(5)	Revolving Line of Credit, Recourse

Certain affiliates of the Partnership, entities managed by the Investment Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Twelve, are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Partnership (collectively with Fund Eight B, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “ICON Borrowers”) was added as a borrower under the Loan Agreement on August 12, 2009.

The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that neither interest rate is permitted to be less than 4.00% per year. The interest rate at December 31, 2009 was 4.00%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

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

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $2,360,000 at December 31, 2009.  The Partnership had no borrowings outstanding under the Facility as of such date.  The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The ICON Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009. As of such date, no amounts were due or payable by the Partnership under the Contribution Agreement.

(6)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties.  ICON Securities is entitled to receive a 3% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

The Partnership pays the Investment Manager (i) an annual management fee, payable monthly, equal to 3.50% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the Purchase Price of each investment the Partnership makes in Capital Assets.

In addition, the Partnership reimburses the General Partner and its affiliates for organizational and offering expenses incurred in connection with the Partnership’s organization and offering.  The reimbursement of these expenses will be capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests are sold in the offering) and the actual costs and expenses incurred by the General Partner and its affiliates.  Accordingly, the General Partner and its affiliates may ultimately be reimbursed for less than the actual costs and expenses incurred.  These costs may include, but are not limited to, legal, accounting, printing, advertising, administrative, investor relations and promotional expenses for registering, offering and distributing the Partnership’s Interests to the public.  The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(6)	Transactions with Related Parties - continued

In addition, the General Partner and its affiliates are reimbursed for administrative expenses incurred in connection with the Partnership’s operations.  Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Period from the Commencement of Operations through December 31, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	76,559
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	1,924,682
			$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At December 31, 2009, the Partnership had a net payable of $566,964 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $428,540.

From January 1, 2010 to March 26, 2010, the Partnership raised an additional $30,036,795 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $871,481.

(7)	Concentrations of Risk

At times, the Partnership's cash and cash equivalents may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Concentrations of Risk - continued

For the year ended December 31, 2009, two lessees accounted for 100% of the Partnership’s rental income.

At December 31, 2009, equipment on lease to two lessees accounted for approximately 22.70% of total assets.

(8)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases (net of accumulated depreciation) and investments in joint ventures, were as follows:

	Year Ended December 31, 2009
	United	United
	States	Kingdom	Total
Revenue:
Rental income	$1,044,930	$-	$1,044,930
Income from investments in joint ventures	$751,812	$(56,531)	$695,281

	At December 31, 2009
	United	United
	States	Kingdom	Total
Long-lived assets:
Leased equipment at cost, net	$13,530,536	$-	$13,530,536
Investments in joint ventures	$13,502,011	$4,240,818	$17,742,829

(9)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2009				December 31,
	March 31,	June 30,	September 30,	December 31,	2009

Total revenue	$-	$-	$362,768	$1,398,386	$1,761,154
Net loss allocable to
limited partners	$-	$(651,669)	$(600,426)	$(316,360)	$(1,568,455)
Weighted average number of limited partnership
interests outstanding	-	3,552	17,423	50,641	32,161
Net loss per weighted average
limited partnership interest	$-	$(183.47)	$(34.46)	$(6.25)	$(48.77)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Commitments and Contingencies and Off-Balance Sheet Transactions

At the time the Partnership acquires or divests of its interest in a Capital Asset, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

(11)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership.  The Partnership’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2009 and 2008, the partners’ equity included in the consolidated financial statements totaled $58,615,050 and $1,001, respectively. The partners’ capital for federal income tax purposes at December 31, 2009 and 2008 totaled $49,420,827 and $0, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the year ended December 31, 2009:

2009
Net loss per consolidated financial statements	$(1,584,298)

Rental income	210,820
Depreciation and amortization	(6,396,843)
Tax (loss) gain from consolidated joint venture	(1,915,676)
Other	213,117

Net loss for federal income tax purposes	$(9,472,880)

(12)	Subsequent Events

ICON Global Crossing VI, LLC

On February 25, 2010, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, purchased and simultaneously leased back telecommunications equipment to Global Crossing.  The purchase price for the equipment was approximately $4,300,000.  The lease is for a period of thirty-six months and expires in February of 2013.  The Partnership paid an acquisition fee to the Investment Manager of approximately $107,000 relating to this transaction.

ICON Northern Leasing III, LLC

On March 3, 2010, the Partnership, through its wholly-owned subsidiary, ICON Northern Leasing III, LLC (“ICON NL III”), provided a senior secured term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P. (“NCA XVIII”), Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”).  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON Northern Leasing II, LLC (“ICON NL II”)), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NCA XVIII, NCA XV and NCA XIV are guaranteed by Northern Leasing Systems, Inc.  The Partnership paid an acquisition fee to the Investment Manager of approximately $379,000 relating to this transaction.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Subsequent Events - continued

ICON Coach II, LLC

On March 9, 2010, the Partnership, through its wholly-owned subsidiary, ICON Coach II, LLC (“ICON Coach II”), purchased eleven 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the purchase price of $4,502,715.  Simultaneously with the purchase, ICON Coach II entered into a sixty-month lease with Dillon's Bus Service, Inc. (“DBS”) and Lakefront Lines, Inc. (“Lakefront”) and Schedule 1 to the lease with DBS.  DBS will pay interim rent for the period from April 1, 2010 through May 31, 2010 unless the base term commences earlier.  Prior to June 1, 2010, ICON Coach II will purchase fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously lease the buses to Lakefront pursuant to Schedule 2 to the lease.  The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC. The Partnership paid an acquisition fee to the Investment Manager of approximately $259,000 relating to this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our General Partner’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant’s General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company in August 2008 to act as our general partner. Its principal office is located at 100 Fifth Avenue, Fourth Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital Corp., our Investment Manager.
Name	Age	Title
Michael A. Reisner	39	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	37	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs and Secretary
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Investment Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising Capital Asset maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.
Name	Age	Title
Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007. Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007. Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008. Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002.  Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands. Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations. Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our General Partner.  Our General Partner’s address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Period from the Commencement of Operations through December 31, 2009

ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	76,559
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	1,924,682
			$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our General Partner of $9,636 for the year ended December 31, 2009. Our General Partner’s interest in our net loss was $15,843 for the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 4 and 6 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent. Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$297,000	$111,550
Tax Fees	40,000	-

	$337,000	$111,550

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008 (File No. 333-153849)).

4.1 Limited Partnership Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on May 18, 2009 (File No. 333- 153849)).

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Financial Statements of ICON ION, LLC.

ICON ION, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON ION, LLC

We have audited the accompanying balance sheet of ICON ION, LLC (the “Company”) as of December 31, 2009, and the related statements of operations, changes in members’ equity, and cash flows for the period from June 29, 2009 (commencement of operations) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON ION, LLC at December 31, 2009, and the results of its operations and its cash flows for the period from June 29, 2009 (commencement of operations) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2010
New York, New York

ICON ION, LLC
(A Delaware Limited Liability Company)
Balance Sheet

Assets

December 31,
2009
Current assets:
Cash	$36,986
Interest receivable	303,710
Current portion of notes receivable	3,051,789
Other current assets	166,092

Total current assets	3,558,577

Non-current assets:
Notes receivable, less current portion	16,027,940
Other non-current assets, net	298,425

Total non-current assets	16,326,365

Total Assets	$19,884,942

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$251,090
Other current liabilities	36,986

Total current liabilities	288,076

Total Liabilities	288,076

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	19,596,866

Total Liabilities and Members’ Equity	$19,884,942

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statement of Operations

For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009

Revenue:
Interest income - notes receivable	$1,542,050

Total revenue	1,542,050
Expenses:
Amortization	90,483

Total expenses	90,483

Net income	$1,451,567

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statement of Changes in Members’ Equity

Members’ Equity

Balance, June 29, 2009 (Commencement of Operations)	$-

Equity investment from members	20,555,000
Net income	1,451,567
Cash distributions	(2,409,701)

Balance, December 31, 2009	$19,596,866

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009

Cash flows from operating activities:
Net income	$1,451,567
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization	90,483
Changes in operating assets and liabilities:
Interest receivable	(303,710)
Deferred revenue	251,090
Other current liabilities	36,986

Net cash provided by operating activities	1,526,416

Cash flows from investing activities:
Investment in term loans	(20,555,000)
Proceeds received from repayment of term loans	920,271

Net cash used in investing activities	(19,634,729)

Cash flows from financing activities:
Equity investment from members	20,555,000
Cash distributions to members	(2,409,701)

Net cash provided by financing activities	18,145,299

Net increase in cash	36,986

Cash, beginning of period	-

Cash, end of period	$36,986

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009

(1)	Organization

ICON ION, LLC (the “LLC”) was formed on June 29, 2009, as a Delaware limited liability company, for the purpose of making secured term loans (the “ION Loans”) in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”). The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen have a 55% and 45% ownership interest, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of making secured term loans.

The Manager of the LLC’s Members is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership or limited liability company agreement of each of the LLC’s Members.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a borrower or other counterparty’s inability or unwillingness to make contractually required payments.

Market risk reflects the risk that material events will change the borrower’s business and its ability to pay. The LLC believes that the carrying value of its investment is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, amortization and impairment losses.  Actual results could differ from those estimates.

Cash

The LLC’s cash is held principally at one financial institution and at times may exceed insured limits. The LLC has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees. Costs on originated loans are reported as other current and other non-current assets. Unearned income is amortized as an adjustment to the yield using the effective interest rate method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the collectibility of its notes receivable by analyzing the borrowers’ creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2009.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans. The costs are amortized using the effective interest rate method and included in amortization expense on the accompanying statement of operations.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the LLC’s Members.

(3)	Notes Receivable

On June 29, 2009, the LLC funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  On July 20, 2009, the LLC funded the second tranche of the ION Loans to ARC in the amount of $7,500,000. The LLC paid an acquisition fee to the Manager in the amount of $555,000 in connection with this transaction.

The ARAM Borrowers are wholly-owned subsidiaries of ION Geographical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2009

(4)	Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(5)	Fair Value Measurements

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The estimated fair value of the LLC’s notes receivable was based on the discounted value of future cash flows expected to be received from the loans based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	December 31, 2009

	Carrying Amount	Fair Value
Fixed rate notes receivable	$19,079,729	$19,689,696

(6)	Concentrations of Risk

For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009, the LLC had two affiliated borrowers that accounted for 100% of interest income.

For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009, the LLC had two affiliated borrowers that accounted for 100% of the notes receivable balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

March 31, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

March 31, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

74