Form 10-Q
period 2010-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2010-05-14
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on May 10, 2010 is 114,399.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	March 31,
	2010	December 31,
	(unaudited)	2009
Cash and cash equivalents	$36,423,766	$27,074,324
Net investment in finance lease	4,304,684	-
Leased equipment at cost (less accumulated depreciation of
$1,345,561 and $649,453, respectively)	17,449,711	13,530,536
Note receivable	9,857,589	-
Investments in joint ventures	17,483,193	17,742,829
Deferred charges, net	1,154,085	1,186,369
Other assets, net	756,537	33,006

Total Assets	$87,429,565	$59,567,064

Liabilities and Partners' Equity

Liabilities
Deferred revenue	$731,382	$227,161
Due to General Partner and affiliates	924,387	566,964
Accrued expenses and other liabilities	1,052,295	157,889

Total Liabilities	2,708,064	952,014

Commitments and contingencies (Note 10)

Partners' (Deficit) Equity
Limited Partners	84,761,809	58,640,528
General Partner	(40,308)	(25,478)

Total Partners' Equity	84,721,501	58,615,050

Total Liabilities and Partners' Equity	$87,429,565	$59,567,064

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Operations
(unaudited)

Three Months Ended
March 31, 2010

Revenue:
Rental income	$1,075,749
Finance income	64,381
Income from investments in joint ventures	667,496
Interest and other income	168,953

Total revenue	1,976,579

Expenses:
Management fees	78,611
Administrative expense reimbursements	940,577
General and administrative	241,007
Depreciation and amortization	705,843

Total expenses	1,966,038

Net income	$10,541

Net income allocable to:
Limited Partners	$10,436
General Partner	105

$10,541

Weighted average number of limited
partnership interests outstanding	84,756

Net income per weighted average
limited partnership interest outstanding	$0.12

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity

	Limited			Total
	Partnership	Limited		Partners'
	Interests	Partners	General Partner	Equity
Balance, December 31, 2009	68,411	$58,640,528	$(25,478)	$58,615,050

Net income	-	10,436	105	10,541
Proceeds from sale of limited partnership interests	30,916	30,798,446	-	30,798,446
Sales and offering expenses	-	(3,209,025)	-	(3,209,025)
Cash distributions	-	(1,478,576)	(14,935)	(1,493,511)

Balance, March 31, 2010 (unaudited)	99,327	$84,761,809	$(40,308)	$84,721,501

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Three Months Ended
March 31, 2010

Cash flows from operating activities:
Net income	$10,541
Adjustments to reconcile net income to net cash provided by
operating activities:
Finance income	(64,381)
Income from investments in joint ventures	(667,496)
Depreciation and amortization	705,843
Changes in operating assets and liabilities:
Collection of finance leases	140,920
Other assets, net	(348,745)
Accrued expenses and other liabilities	832,791
Deferred revenue	504,221
Due to/from General Partner and affiliates, net	234,076
Distributions from joint ventures	585,996

Net cash provided by operating activities	1,933,766

Cash flows from investing activities:
Purchase of equipment	(9,001,888)
Investment in joint venture	(111,987)
Distributions from joint ventures in excess of profits	453,123
Investment in notes receivable	(10,236,727)

Net cash used in investing activities	(18,897,479)

Cash flows from financing activities:
Sale of limited partnership interests	30,798,446
Sales and offering expenses paid	(2,911,714)
Deferred charges	(80,066)
Cash distributions	(1,493,511)

Net cash provided by financing activities	26,313,155

Net increase in cash and cash equivalents	9,349,442

Cash and cash equivalents, beginning of the period	27,074,324

Cash and cash equivalents, end of the period	$36,423,766

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$123,347
Sales commissions due to third parties	$61,615
Organizational and offering expenses charged to equity	$235,696

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
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

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  With the proceeds from the sale of the limited partnership interests (“Interests”), the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 600,000 Interests, provided that the offering period is not extended in connection with such change.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to March 31, 2010, the Partnership sold 99,327 Interests to 2,969 limited partners, representing $99,098,585 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through March 31, 2010, the Partnership paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $6,788,331 and (ii) underwriting fees in the amount of $2,920,718 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,780,983. For the period from the Commencement of Operations through March 31, 2010, organizational and offering expenses in the amount of $626,899 were recorded as a reduction of partners’ equity.

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

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the period from the Commencement of Operations through December 31, 2009.  As operations commenced on June 19, 2009, no statements of operations and cash flows are presented for the three months ended March 31, 2009.  The results for the interim period are not necessarily indicative of the results for the full year.

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
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

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

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Partnership’s consolidated financial statements as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the Partnership to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Partnership’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at March 31, 2010:

March 31,
2010
Minimum rents receivable	$4,674,297
Estimated residual value	641,942
Initial direct costs, net	101,608
Unearned income	(1,113,163)

Net investment in finance lease	$4,304,684

On February 25, 2010, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON Global Crossing VI”), purchased and simultaneously leased back telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The purchase price for the equipment was approximately $4,300,000.  The lease is for a period of thirty-six months and expires in February of 2013.  The Partnership paid an acquisition fee to the Investment Manager of approximately $107,000 relating to this transaction.

Non-cancelable minimum annual amounts due on investment in finance lease over the remaining term of the lease were as follows at March 31, 2010:

For the period April 1 to December 31, 2010	$1,201,962
For the year ending December 31, 2011	1,602,616
For the year ending December 31, 2012	1,602,616
For the year ending December 31, 2013	267,103
$4,674,297

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	4,615,283	-
	18,795,272	14,179,989
Less: Accumulated depreciation	(1,345,561)	(649,453)

	$17,449,711	$13,530,536

Depreciation expense was $696,108 for the three months ended March 31, 2010.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

On March 9, 2010, the Partnership, through its wholly-owned subsidiary, ICON Coach II, LLC (“ICON Coach II”), agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the aggregate purchase price of approximately $10,370,000.  ICON Coach II entered into a sixty-month lease with Dillon's Bus Service, Inc. (“DBS”) and Lakefront Lines, Inc. (“Lakefront”) that will commence on June 1, 2010.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of $4,502,715 and leased the buses to DBS.  DBS paid interim rent for the period from March 9, 2010 through March 31, 2010.  Subsequent to March 31, 2010, DBS paid interim rent for the period from April 1, 2010 through May 31, 2010.  On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously leased the buses to Lakefront.  Lakefront paid interim rent for the period from May 13, 2010 through May 31, 2010.  The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC.  The Partnership paid an acquisition fee to its Investment Manager of approximately $259,000 relating to this transaction.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years consisted of the following at March 31, 2010:

For the period April 1 to December 31, 2010	$3,698,311
For the year ending December 31, 2011	5,017,553
For the year ending December 31, 2012	4,473,391
For the year ending December 31, 2013	2,143,729
For the year ending December 31, 2014	1,283,365
Thereafter	67,090
$16,683,439

(5)	Note Receivable

On March 3, 2010, the Partnership, through its wholly-owned subsidiary, ICON Northern Leasing III, LLC (“ICON NL III”), provided a senior secured term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P. (“NCA XVIII”), Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”) (collectively “NL III”).  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON Northern Leasing II, LLC (“ICON NL II”)), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NL III are guaranteed by Northern Leasing Systems, Inc.  The Partnership paid an acquisition fee to the Investment Manager of approximately $379,000 relating to this transaction.

(6)	Investments in Joint Ventures

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(6)	Investments in Joint Ventures - continued

On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  The obligations of APMC are guaranteed by its parent company, APP.  The Partnership contributed approximately $5,084,000 to ICON Atlas and the Partnership’s and Fund Twelve’s ownership interests in ICON Atlas are 45% and 55%, respectively.  The Partnership paid an acquisition fee to the Investment Manager in the amount of approximately $127,000 in connection with this transaction.

The results of operations of ICON Atlas are summarized below:

Three Months Ended
March 31, 2010
Revenue	$613,955
Net income	$379,403
Partnership's share of net income	$170,732

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

The ARAM Borrowers are wholly-owned subsidiaries of ION Geophysical Corporation, a Delaware corporation (“ION”).  The ION Loans are secured by (i) a first priority security interest in all of the ARAM analog seismic system equipment owned by the ARAM Borrowers and (ii) a pledge of all of the equity interests in the ARAM Borrowers.  In addition, ION guaranteed all obligations of the ARAM Borrowers under the ION Loans.  Interest accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  The Partnership contributed $9,000,000 to ICON ION and the Partnership’s and Fund Twelve’s ownership interests in ICON ION are 45% and 55%, respectively.  The Partnership paid an acquisition fee to the Investment Manager in the amount of $225,000 in connection with this transaction.

The results of operations of ICON ION are summarized below:

Three Months Ended
March 31, 2010
Revenue	$753,324
Net income	$647,756
Partnership's share of net income	$291,490

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(6)	Investments in Joint Ventures - continued

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

Simultaneously with ICON Quattro's loan, KBC Bank N.V. (“KBC”), an entity not affiliated with the Partnership, participated in the £24,800,000 loan facility by making a loan of £19,000,000 to Quattro Plant (the “KBC Loan”).  The KBC Loan is secured by (i) a first priority security interest in all of Quattro Plant’s Construction Equipment and any other existing or future asset owned by Quattro Plant and (ii) a first priority security interest in all of Quattro Plant’s accounts receivable.

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

The results of operations of ICON Quattro are summarized below:

Three Months Ended
March 31, 2010
Revenue	$584,537
Net income	$456,164
Partnership's share of net income	$205,274

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities managed by the Investment Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Twelve (together with the Partnership, Fund Eight B, Fund Nine, Fund Ten, and Fund Eleven, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by Fund Ten.  Subsequent to March 31, 2010, Fund Ten borrowed an additional $650,000 under the Facility, which increased Fund Ten’s outstanding loan balance to $1,350,000.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At March 31, 2010, the ICON Borrowers were in compliance with all covenants.

(8)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties.  ICON Securities is entitled to receive a 3% underwriting fee out of the gross proceeds from sales of the Partnership’s Interests.

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
March 31, 2010
(unaudited)

(8)	Transactions with Related Parties - continued

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

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended
Entity	Capacity	Description	March 31, 2010
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$203,413
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	894,330
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	745,332
ICON Capital Corp.	Investment Manager	Management fees (4)	78,611
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	940,577
			$2,862,263

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At March 31, 2010, the Partnership had a net payable of $924,387 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $690,577.

From April 1, 2010 to May 10, 2010, the Partnership raised an additional $14,979,360 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $425,013.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s note receivable was based on the discounted value of future cash flows expected to be received from the loan based on recent transactions of this type.

	March 31, 2010
	Carrying Amount	Fair Value
Fixed rate note receivable	$9,857,589	$10,357,363

(10)	Commitments and Contingencies

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

(11)	Subsequent Events

On April 1, 2010, the Partnership sold to an unaffiliated third party, Hardwood Partners, LLC: (i) 4.805% of its interest in ICON Quattro for the purchase price of $450,000, (ii) 4.467% of its interest in ICON Atlas for the purchase price of $450,000, (iii) 2.384% of its interest in ICON ION for the purchase price of $450,000 and (iv) 9.084% of its interest in ICON Global Crossing VI for the purchase price of $1,000,000.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We commenced operations on June 19, 2009.  We will use a substantial portion of the proceeds from the sale of our Interests to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

We seek to make investments in Capital Assets that we believe will provide our investors with a satisfactory rate of return on their investment from (a) current cash flow generated by the payment of rent in the case of leases and principal and/or interest in the case of secured loans, (b) deferred cash flow from the realization of the value of the Capital Assets or interests therein at the maturity of the investment or the exercise of an option to purchase Capital Assets or (c) a combination of both.

With respect to (a) above, we seek to make investments in Capital Assets subject to lease and in secured loans with lessees and borrowers, respectively, that we believe to be creditworthy based on such lessees’ and borrowers’ financial position, business, industry, and the underlying value of the Capital Assets.  In our opinion, this increases the probability that all of the scheduled rental or loan payments, as applicable, will be paid when due.  In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets.  In the case of secured loans, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers.

With respect to (b) above, we seek to make investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expect will generate enough net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.  In the case of these types of investments, we seek to make investments in Capital Assets that decline in value at a slow rate due to the long economic life of such assets.  In the case of operating leases (leases where there is limited cash flow during the primary term of the lease and the value of the Capital Assets at the end of the term was the primary reason for making the investment), most, if not all, of the return of and return on that investment will generally be realized upon the sale or re-lease of the Capital Assets.  In the case of leveraged leases (leases where a substantial portion of the cash flow and potentially a portion of the residual value has been pledged to a lender on a non-recourse basis and the value will be realized upon the sale or re-lease of the Capital Assets), the rental income received in cash will be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets. In our Investment Manager’s experience, the residual value may provide a return of and a return on the purchase price of the equipment even if all rental payments received during the initial term were paid to a lender.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

•
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

•
On March 3, 2010, we, through our wholly-owned subsidiary, ICON NL III, provided a senior secured term loan in the aggregate amount of $9,857,589 to NCA XVIII, NCA XV and NCA XIV.  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON NL II), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NCA XVIII, NCA XV and NCA XIV are guaranteed by Northern Leasing Systems, Inc.  We paid an acquisition fee to the Investment Manager of approximately $379,000 relating to this transaction.

•
On March 9, 2010, we, through our wholly-owned subsidiary, ICON Coach II, agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from MCI for the aggregate purchase price of approximately $10,370,000.  ICON Coach II entered into a sixty-month lease with DBS and Lakefront that will commence on June 1, 2010.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of $4,502,715 and leased the buses to DBS.  DBS paid interim rent for the period from March 9, 2010 through March 31, 2010.  Subsequent to March 31, 2010, DBS paid interim rent for the period from April 1, 2010 through May 31, 2010.  On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously leased the buses to Lakefront.  Lakefront paid interim rent for the period from May 13, 2010 through May 31, 2010.  The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC.  We paid an acquisition fee to the Investment Manager of approximately $259,000 relating to this transaction.

Subsequent Events

On April 1, 2010, we sold to an unaffiliated third party, Hardwood Partners, LLC: (i) 4.805% of our interest in ICON Quattro for the purchase price of $450,000, (ii) 4.467% of our interest in ICON Atlas for the purchase price of $450,000, (iii) 2.384% of our interest in ICON ION for the purchase price of $450,000 and (iv) 9.084% of our interest in ICON Global Crossing VI for the purchase price of $1,000,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through March 31, 2010, we raised total equity of $99,098,585.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on August 27, 2009.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell the Capital Assets and reinvest the proceeds in additional Capital Assets.

Revenue for the 2010 Quarter is summarized as follows:

Three Months Ended
March 31, 2010
Rental income	$1,075,749
Finance income	64,381
Income from investments in joint ventures	667,496
Interest and other income	168,953

Total revenue	$1,976,579

Total revenue for the 2010 Quarter was $1,976,579, which was primarily generated by rental income from our leases with Exopack, Global Crossing and DBS and income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures.

Expenses for the 2010 Quarter are summarized as follows:

Three Months Ended
March 31, 2010

Management fees	$78,611
Administrative expense reimbursements	940,577
General and administrative	241,007
Depreciation and amortization	705,843

Total expenses	$1,966,038

Total expenses for the 2010 Quarter were $1,966,038, which were comprised primarily of administrative expense reimbursements to our Investment Manager in the amount of approximately $941,000.  During the 2010 Quarter, we recorded depreciation expense of approximately $696,000 related to equipment on lease to Exopack, Global Crossing and DBS. General and administrative expense was composed primarily of professional fees of approximately $220,000.

Net Income

As a result of the foregoing factors, the net income for the 2010 Quarter was $10,541.  The net income per weighted average limited partnership interest outstanding for the 2010 Quarter was $0.12.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

Total assets increased $27,862,501 from $59,567,064 at December 31, 2009 to $87,429,565 at March 31, 2010.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in the NL III senior secured term loan, telecommunications equipment on lease to Global Crossing and motor coach buses on lease to DBS.

Total Liabilities

Total liabilities increased $1,756,050 from $952,014 at December 31, 2009 to $2,708,064 at March 31, 2010. The increase related primarily to the accrual of the administrative expense reimbursement due to our General Partner as well as additional deferred revenue generated by our leases with Global Crossing and DBS and our note receivable with NL III.

Partners’ Equity

Partners’ equity increased $26,106,451 from $58,615,050 at December 31, 2009 to $84,721,501 at March 31, 2010.  The increase related to the proceeds from the sale of our Interests and our net income from the 2010 Quarter, which was offset by the distributions paid to our partners, the amortization of organizational and offering expenses, sales commissions to third parties and underwriting fees paid to ICON Securities.

Liquidity and Capital Resources

Summary

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $36,423,766 and $27,074,324, respectively.  In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received and then a relative decrease in liquidity as cash is expended to make investments.  We are using the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans) and (b) transactions that generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) a combination of both.

For the period from the Commencement of Operations through March 31, 2010, we sold 99,327 Interests, representing $99,098,585 of capital contributions.  We admitted 2,969 limited partners.  For the period from the Commencement of Operations through March 31, 2010, we have paid or accrued sales commissions to third parties of $6,788,331 and underwriting commissions to ICON Securities of $2,920,718.  In addition, organization and offering expenses of $1,780,983 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

Three Months Ended
March 31, 2010
Net cash provided by (used in)

Operating activities	$1,933,766
Investing activities	(18,897,479)
Financing activities	26,313,155

Net increase in cash and cash equivalents	$9,349,442

Note: See the Consolidated Statement of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities of $1,933,766 primarily relates to rental income of approximately $1,075,000, finance income of approximately $64,000, deferred revenue of approximately $504,000 and income from investments in joint ventures of approximately $667,000, partially offset by payment of administrative expenses of $250,000.

Investing Activities

Cash used in investing activities of $18,897,479 primarily relates to the purchase or financing of equipment in the amount of approximately $9,000,000, our investment in a note receivable in the amount of approximately $10,237,000 and our additional investment in ICON Quattro in the amount of approximately $112,000. These uses of cash were partially offset by distributions from joint ventures in excess of profits in the amount of approximately $453,000.

Financing Activities

Cash provided by financing activities of $26,313,155 primarily relates to the sale of our Interests in the amount of approximately $30,798,000, which was partially offset by sales and offering expenses paid in the amount of approximately $2,912,000, deferred charges in the amount of approximately $80,000 and distributions to partners in the amount of approximately $1,494,000.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period.  We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our revolving line of credit had $29,300,000 available as of March 31, 2010 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions to our General Partner and limited partners in the amount of $14,935 and $1,478,576, respectively, during the 2010 Quarter.

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

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From May 18, 2009 through March 31, 2010, we received capital contributions in the amount of $99,098,585.  For the period from the Commencement of Operations through March 31, 2010, we have paid or accrued sales commissions to unrelated third parties of $6,788,331 and underwriting commissions to ICON Securities of $2,920,718.  In addition, organizational and offering expenses in the amount of $1,780,983 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $87,608,553.

From April 1, 2010 through May 10, 2010, we received additional capital contributions in the amount of $14,979,360.  For the period from April 1, 2010 through May 10, 2010, we have paid or accrued sales commissions to unrelated third parties of $989,808 and underwriting commissions to ICON Securities of $425,013.  In addition, organizational and offering expenses in the amount of $67,806 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $13,496,733.

See the disclosure under “Recent Significant Transactions” in Item 2 of Part I for a discussion of the investments that we have made with our net offering proceeds.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

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

10.2
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.3
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.4
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.5
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.6
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

May 14, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 14, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

24