Form 10-Q
period 2010-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2010-08-16
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on August 6, 2010 is 144,653.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	June 30,
	2010	December 31,
	(unaudited)	2009
Cash and cash equivalents	$60,711,834	$27,074,324
Net investment in finance lease	4,044,935	-
Leased equipment at cost (less accumulated depreciation of
$2,219,871 and $649,453, respectively)	22,587,488	13,530,536
Notes receivable	9,630,431	-
Investments in joint ventures	15,810,424	17,742,829
Deferred charges, net	1,292,601	1,186,369
Other assets, net	2,422,227	33,006

Total Assets	$116,499,940	$59,567,064

Liabilities and Equity

Liabilities:
Deferred revenue	$1,089,663	$227,161
Due to General Partner and affiliates	874,577	566,964
Accrued expenses and other liabilities	1,713,791	157,889

Total Liabilities	3,678,031	952,014

Commitments and contingencies (Note 10)

Equity:
Partners’ (Deficit) Equity
Limited Partners	111,957,077	58,640,528
General Partner	(65,106)	(25,478)

Total Partners’ Equity	111,891,971	58,615,050

Noncontrolling Interest	929,938	-

Total Equity	112,821,909	58,615,050

Total Liabilities and Equity	$116,499,940	$59,567,064

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

		Period from June 19, 2009 (Commencement of Operations) through June 30, 2009		Period from June 19, 2009 (Commencement of Operations) through June 30, 2009

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010

Revenue:
Rental income	$1,368,412	$-	$2,444,161	$-
Finance income	153,923	-	218,304	-
Income from investments in joint ventures	643,384	-	1,310,880	-
Interest and other income	510,729	-	679,682	-

Total revenue	2,676,448	-	4,653,027	-

Expenses:
Management fees	129,460	-	208,071	-
Administrative expense reimbursements	1,602,823	418,366	2,543,400	418,366
General and administrative	323,495	239,886	564,502	239,886
Depreciation and amortization	931,357	-	1,637,200	-

Total expenses	2,987,135	658,252	4,953,173	658,252

Net loss	(310,687)	(658,252)	(300,146)	(658,252)

Less: Net income attributable to noncontrolling interest	26,730	-	26,730	-

Net loss attributable to Fund Fourteen	$(337,417)	$(658,252)	$(326,876)	$(658,252)

Net loss attributable to Fund Fourteen allocable to:
Limited Partners	$(334,043)	$(651,669)	$(323,607)	$(651,669)
General Partner	(3,374)	(6,583)	(3,269)	(6,583)

	$(337,417)	$(658,252)	$(326,876)	$(658,252)

Weighted average number of limited
partnership interests outstanding	117,468	3,552	101,202	3,552

Net loss attributable to Fund Fourteen per weighted average
limited partnership interest outstanding	$(2.84)	$(183.47)	$(3.20)	$(183.47)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity

	Limited			Total
	Partnership	Limited		Partners’	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Balance, December 31, 2009	68,411	$58,640,528	$(25,478)	$58,615,050	$-	$58,615,050

Net income	-	10,436	105	10,541	-	10,541
Proceeds from sale of limited partnership interests	30,916	30,798,446	-	30,798,446	-	30,798,446
Sales and offering expenses	-	(3,209,025)	-	(3,209,025)	-	(3,209,025)
Cash distributions	-	(1,478,576)	(14,935)	(1,493,511)	-	(1,493,511)

Balance, March 31, 2010 (unaudited)	99,327	84,761,809	(40,308)	84,721,501	-	84,721,501

Net loss	-	(334,043)	(3,374)	(337,417)	26,730	(310,687)
Proceeds from sale of limited partnership interests	33,294	33,146,563	-	33,146,563	-	33,146,563
Sales and offering expenses	-	(3,496,223)	-	(3,496,223)	-	(3,496,223)
Cash distributions	-	(2,120,515)	(21,419)	(2,141,934)	(97,311)	(2,239,245)
Investment by noncontrolling interest	-	(514)	(5)	(519)	1,000,519	1,000,000

Balance, June 30, 2010 (unaudited)	132,621	$111,957,077	$(65,106)	$111,891,971	$929,938	$112,821,909

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
		Period from June 19, 2009 (Commencement of Operations) through June 30, 2009

	Six Months Ended
	June 30, 2010

Cash flows from operating activities:
Net loss	$(300,146)	$(658,252)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Finance income	(218,304)	-
Income from investments in joint ventures	(1,310,880)	-
Depreciation and amortization	1,637,200	-
Loss on partial sale of interests in joint ventures	25,045	-
Changes in operating assets and liabilities:
Collection of finance lease	541,574	-
Other assets, net	(2,058,464)	-
Accrued expenses and other liabilities	1,500,967	-
Deferred revenue	862,502	-
Due to/from General Partner and affiliates, net	89,567	315,634
Distributions from joint ventures	1,198,271	-

Net cash provided by (used in) operating activities	1,967,332	(342,618)

Cash flows from investing activities:
Purchase of equipment	(15,013,976)	-
Investment in joint venture	(151,937)	-
Distributions from joint ventures in excess of profits	821,906	-
Investment in joint ventures by noncontrolling interest	1,350,000	-
Investment in note receivable	(10,236,727)	-
Repayment on note receivable	227,158	-

Net cash used in investing activities	(23,003,576)	-

Cash flows from financing activities:
Sale of limited partnership interests	63,945,009	4,971,696
Sales and offering expenses paid	(6,099,758)	(442,483)
Deferred charges	(438,741)	(519,042)
Investment by noncontrolling interest	1,000,000	-
Distributions to noncontrolling interest	(97,311)	-
Cash distributions	(3,635,445)	(2,459)
Redemption of limited partnership interest	-	(1,000)

Net cash provided by financing activities	54,673,754	4,006,712

Net increase in cash and cash equivalents	33,637,510	3,664,094

Cash and cash equivalents, beginning of the period	27,074,324	1,001

Cash and cash equivalents, end of the period	$60,711,834	$3,665,095

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$218,046	$538,190
Sales commissions due to third parties	$54,935	$54,556
Organizational and offering expenses amortized to equity	$550,555	$44,051

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
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

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  With the proceeds from the sale of limited partnership interests (“Interests”), the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 600,000 Interests, provided that the offering period is not extended in connection with such change.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to June 30, 2010, the Partnership sold 132,622 Interests to 3,752 limited partners, representing $132,245,148 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through June 30, 2010, the Partnership paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $9,013,456 and (ii) underwriting fees in the amount of $3,876,955 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,234,359. For the period from the Commencement of Operations through June 30, 2010, organizational and offering expenses in the amount of $941,758 were recorded as a reduction of partners’ equity.

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
June 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Partnership’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the Partnership to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Partnership’s consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at June 30, 2010:

June 30,
2010
Minimum rents receivable	$4,273,643
Estimated residual value	641,942
Initial direct costs, net	88,590
Unearned income	(959,240)

Net investment in finance lease	$4,044,935

Non-cancelable minimum annual amounts due on the investment in finance lease over the remaining term of the lease were as follows at June 30, 2010:

For the period July 1 to December 31, 2010	$801,308
For the year ending December 31, 2011	1,602,616
For the year ending December 31, 2012	1,602,616
For the year ending December 31, 2013	267,103
$4,273,643

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2010	2009
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	-
	24,807,359	14,179,989
Less: Accumulated depreciation	(2,219,871)	(649,453)

	$22,587,488	$13,530,536

Depreciation expense was $874,310 and $1,570,418 for the three months and six months ended June 30, 2010, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

Motor Coaches

On March 9, 2010, the Partnership, through its wholly-owned subsidiary, ICON Coach II, LLC (“ICON Coach II”), executed a master lease agreement in which it agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the aggregate purchase price of approximately $10,370,000.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of $4,502,715 and leased the buses to Dillon's Bus Service, Inc. (“DBS”).  DBS paid interim rent for the period from March 9, 2010 through May 31, 2010.  On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  Lakefront paid interim rent for the period from May 13, 2010 through May 31, 2010.  The leases with DBS and Lakefront are for a period of sixty months and the base term for both leases commenced on June 1, 2010. The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC, their direct and indirect parent companies.  The Partnership paid an acquisition fee to the Investment Manager of approximately $259,000 relating to this transaction.

Telecommunications Equipment

Between September 2009 and February 2010, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON GC VI”), purchased and simultaneously leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) approximately $11,738,000 of telecommunications equipment under a master lease agreement. Each of the three equipment schedules are for a period of thirty-six months and the leases expire between September 2012 and February 2013.  On April 1, 2010, the Partnership sold a 9.084% noncontrolling interest in ICON GC VI to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, the Partnership recorded a nominal loss on sale which is included in partners' equity and the Partnership’s controlling interest in ICON GC VI was reduced to 90.916%.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years consisted of the following at June 30, 2010:

For the period July 1 to December 31, 2010	$3,033,148
For the year ending December 31, 2011	6,066,296
For the year ending December 31, 2012	5,522,134
For the year ending December 31, 2013	3,192,472
For the year ending December 31, 2014	2,332,108
Thereafter	154,486
$20,300,644

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(5)	Notes Receivable

Note Receivable Secured by Credit Card Machines

On March 3, 2010, the Partnership, through its wholly-owned subsidiary, ICON Northern Leasing III, LLC (“ICON NL III”), provided a senior secured term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P. (“NCA XVIII”), Northern Capital Associates XV, L.P. (“NCA XV”) and Northern Capital Associates XIV, L.P. (“NCA XIV”) (collectively “NL III”).  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON Northern Leasing II, LLC, an affiliate of the General Partner (“ICON NL II”)), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC, an affiliate of the General Partner, and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NL III are guaranteed by Northern Leasing Systems, Inc.  The Partnership paid an acquisition fee to the Investment Manager of approximately $379,000 relating to this transaction.

Note Receivable Secured by Aframax Tankers

On June 30, 2010, the Partnership, through its wholly-owned subsidiary, ICON Palmali 14, LLC (“ICON Palmali 14”), and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”), through its wholly-owned subsidiary, ICON Palmali 12, LLC (“ICON Palmali 12”), participated in a $96,000,000 loan facility by making second priority secured term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”).  The proceeds of the loans will be used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively, the “Vessels”).

The aggregate principal amounts of ICON Palmali 14’s and ICON Palmali 12’s secured term loans are $14,400,000 and $9,600,000, respectively, half of which will be made available to Ocean Navigation for the purchase of each Vessel.  Interest on the loans accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.  The entire principal amounts will be due at the maturity of the loans.  Ocean Navigation has the option to prepay the loans in whole or in part following the third anniversary of the date of the first advance for each Vessel.

On July 28, 2010, ICON Palmali 14 and ICON Palmali 12 made loans in the amounts of $7,200,000 and $4,800,000, respectively, to Ocean Navigation for the purchase of the Shah Deniz.  In connection with the loans, ICON Palmali 14 and ICON Palmali 12 collected (i) arrangement fees in the amounts of $360,000 and $240,000, respectively, and (ii) unused commitment fees of 2% per year on the undrawn loan amounts.  In addition, Ocean Navigation is required to pay an unused commitment fee of 2% per year of the undrawn loan amounts from July 29, 2010 through September 30, 2010, 4% per year from October 1, 2010 through December 31, 2010 and 6% per year from January 1, 2011 through March 31, 2011.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(5)	Notes Receivable - continued

The loans are secured by, among other things, second priority security interests in (i) the Vessels, (ii) the earnings from the Vessels and (iii) the equity interests of Ocean Navigation. In addition, Ocean Navigation or the Palmali Guarantors (as defined below) must provide ICON Palmali 14 and ICON Palmali 12 additional security for the loans with a fair market value of not less than $10,000,000 within twelve months of the date of the Palmali Loan Agreement.  All of Ocean Navigation’s obligations under the Palmali Loan Agreement are guaranteed by its direct and indirect parent companies and affiliates, Palmali Holding Company Limited, Palmali International Holding Company Limited, Palocean Shipping Limited and Ocean Holding Company Limited (collectively, the “Palmali Guarantors”).

Simultaneously with ICON Palmali 14’s and ICON Palmali 12’s loans, DVB Bank SE (“DVB”) will, pursuant to the Palmali Loan Agreement, lend $72,000,000 to Ocean Navigation (the “DVB Loan”) for the purchase of the Vessels.  The DVB Loan is secured by, among other things, a first priority security interest in (x) the Vessels, (y) the earnings from the Vessels and (z) the equity interests of Ocean Navigation. The proceeds from the enforcement of any security shall be applied (i) first, to pay all costs and expenses incurred by DVB, ICON Palmali 14 and ICON Palmali 12, (ii) second, to DVB for accrued and unpaid interest, (iii) third, to DVB for unpaid principal, (iv) fourth, pro rata to ICON Palmali 14 and ICON Palmali 12 for accrued and unpaid interest, and (v) fifth, pro rata to ICON Palmali 14 and ICON Palmali 12 for unpaid principal.  The Partnership paid an acquisition fee to the Investment Manager of $1,735,500 relating to ICON Palmali 14’s investment in this transaction.

(6)	Investments in Joint Ventures

On April 1, 2010, the Partnership and Fund Twelve (each a “Seller” and together, the “Sellers”) sold to Hardwood a 9.927% interest in ICON Atlas, LLC (“ICON Atlas”), a 5.297% interest in ICON ION, LLC (“ICON ION”) and a 10.678% interest in ICON Quattro, LLC (“ICON Quattro”). Hardwood paid $1,000,000 for each of these three investments. The ownership interest in each of the three entities provided by each Seller to Hardwood was proportionate to the Sellers’ ownership percentages immediately prior to the sale. The Partnership received aggregate proceeds of $1,350,000 and recorded an aggregate loss on sale of approximately $25,000.

Immediately following the sales, the resulting ownership interests were as follows:

	Partnership	Fund Twelve	Hardwood	Total
ICON Atlas	40.533%	49.540%	9.927%	100%
ICON ION	42.616%	52.087%	5.297%	100%
ICON Quattro	40.195%	49.127%	10.678%	100%

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(6)	Investments in Joint Ventures - continued

The results of operations of ICON Atlas are summarized below:

		Period from June 19,		Period from June 19,
		2009 (Commencement		2009 (Commencement
	Three Months Ended	of Operations) through	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$613,955	$13,143	$1,227,910	$13,143
Net income	$380,434	$8,351	$759,837	$8,351
Partnership’s share of net income	$154,201	$-	$324,933	$-

The results of operations of ICON ION are summarized below:

		Period from June 19,		Period from June 19,
		2009 (Commencement		2009 (Commencement
	Three Months Ended	of Operations) through	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$723,395	$-	$1,476,719	$-
Net income	$724,318	$-	$1,372,074	$-
Partnership’s share of net income	$308,675	$-	$600,165	$-

The results of operations of ICON Quattro are summarized below:

		Period from June 19,		Period from June 19,
		2009 (Commencement		2009 (Commencement
	Three Months Ended	of Operations) through	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$554,343	$-	$1,125,808	$-
Net income	$449,081	$-	$905,245	$-
Partnership’s share of net income	$180,508	$-	$385,782	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities managed by the Investment Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Twelve (together with the Partnership, Fund Eight B, Fund Nine, Fund Ten, and Fund Eleven, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at June 30, 2010 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all ICON Borrowers under the Facility amounted to $1,350,000 at June 30, 2010, all of which was borrowed by Fund Ten.  Subsequent to June 30, 2010, Fund Ten repaid $1,350,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At June 30, 2010, the ICON Borrowers were in compliance with all covenants.

(8)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities whereby the Partnership pays certain fees and makes certain reimbursements to these parties.  ICON Securities is entitled to receive a 3% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

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
June 30, 2010
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

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

				Period from June 19,		Period from June 19,
			Three Months Ended	2009 (Commencement of Operations) through	Six Months Ended	2009 (Commencement of Operations) through
Entity	Capacity	Description	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$453,374	$1,057,232	$656,787	$1,057,232
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	956,237	149,112	1,850,567	149,112
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,735,500	-	2,480,832	-
ICON Capital Corp.	Investment Manager	Management fees (4)	129,460	-	208,071	-
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	1,602,823	418,366	2,543,400	418,366
			$4,877,394	$1,624,710	$7,739,657	$1,624,710

(1) Amount capitalized and amortized to partners’ equity.
(2) Amount charged directly to partners’ equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership’s accounting policies.
(4) Amount charged directly to operations.

At June 30, 2010, the Partnership had a net payable of $874,577 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $537,000 and organizational and offering expense reimbursements of approximately $218,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Transactions with Related Parties - continued

From July 1, 2010 to August 6, 2010, the Partnership raised an additional $11,919,200 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $327,249.

(9)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	June 30, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$9,630,431	$10,755,588

(10)	Commitments and Contingencies

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

•
On February 25, 2010, we, through our wholly-owned subsidiary, ICON GC VI, purchased and simultaneously leased back telecommunications equipment to Global Crossing.  The purchase price for the equipment was approximately $4,300,000.  The lease is for a period of thirty-six months and expires in February of 2013.  We paid an acquisition fee to our Investment Manager of approximately $107,000 relating to this transaction.

•
On March 3, 2010, we, through our wholly-owned subsidiary, ICON NL III, provided a senior secured term loan in the aggregate amount of $9,857,589 to NCA XVIII, NCA XV and NCA XIV.  The loan is secured by (i) an underlying pool of leases for credit card machines of NCA XVIII; (ii) an underlying pool of leases for credit card machines of NCA XV (subject only to the first priority security interest of ICON NL II), and (iii) an underlying pool of leases for credit card machines of NCA XIV (subject only to the first priority security interest of ICON Northern Leasing, LLC and second priority security interest of ICON NL II).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The obligations of NL III are guaranteed by Northern Leasing Systems, Inc.  We paid an acquisition fee to our Investment Manager of approximately $379,000 relating to this transaction.

•
On March 9, 2010, we, through our wholly-owned subsidiary, ICON Coach II, executed a master lease agreement in which we agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from MCI for the aggregate purchase price of approximately $10,370,000.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of $4,502,715 and leased the buses to DBS.  DBS paid interim rent for the period from March 9, 2010 through May 31, 2010.  On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of $5,865,450 and simultaneously leased the buses to Lakefront.  Lakefront paid interim rent for the period from May 13, 2010 through May 31, 2010.  The leases with DBS and Lakefront are for a period of sixty months and the base term for both leases commenced on June 1, 2010. The obligations of DBS and Lakefront are guaranteed by Coach America Holdings, Inc. and CUSA, LLC, their direct and indirect parent companies.  We paid an acquisition fee to our Investment Manager of approximately $259,000 relating to this transaction.

•
On April 1, 2010, we sold to an unaffiliated third party, Hardwood: (i) a 4.805% interest in ICON Quattro for the purchase price of $450,000, (ii) a 4.467% interest in ICON Atlas for the purchase price of $450,000, (iii) a 2.384% interest in ICON ION for the purchase price of $450,000 and (iv) a 9.084% interest in ICON GC VI for the purchase price of $1,000,000. The sales of ICON Quattro, ICON Atlas and ICON ION resulted in an aggregate loss of approximately $25,000 recorded in current period earnings while the nominal loss on the sale of ICON GC VI was included in partners' equity.

•
On June 30, 2010, we, through our wholly-owned subsidiary, ICON Palmali 14, and Fund Twelve, through its wholly-owned subsidiary, ICON Palmali 12, entered into the Palmali Loan Agreement.  Pursuant to the Palmali Loan Agreement, we and Fund Twelve participated in a $96,000,000 loan facility by making second priority secured term loans to Ocean Navigation.  The proceeds of the loans will be used by Ocean Navigation to purchase the Vessels. The aggregate principal amounts of ICON Palmali 14’s and ICON Palmali 12’s loans are $14,400,000 and $9,600,000, respectively, half of which will be made available to Ocean Navigation for the purchase of each Vessel.  Interest on the loans accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.  The entire principal amounts will be due at the maturity of the loans.  On July 28, 2010, ICON Palmali 14 and ICON Palmali 12 made loans in the amounts of $7,200,000 and $4,800,000, respectively, to Ocean Navigation for the purchase of the Shah Deniz. In connection with the loans, ICON Palmali 14 and ICON Palmali 12 collected (i) arrangement fees in the amounts of $360,000 and $240,000, respectively, and (ii) unused commitment fees of 2% per year on the undrawn loan amounts. We paid an acquisition fee to our Investment Manager of $1,735,500 relating to our investment in this transaction.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended June 30, 2010 (the “2010 Quarter”) and the Period from the Commencement of Operations through June 30, 2009 (the “2009 Period”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through June 30, 2010, we raised total equity of $132,245,148.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which occurred on August 27, 2009.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell Capital Assets and reinvest the proceeds in additional Capital Assets.

Revenue for the 2010 Quarter and the 2009 Period is summarized as follows:

		Period from June 19,
		2009 (Commencement
	Three Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	Change
Rental income	$1,368,412	$-	$1,368,412
Finance income	153,923	-	153,923
Income from investments in joint ventures	643,384	-	643,384
Interest and other income	510,729	-	510,729

Total revenue	$2,676,448	$-	$2,676,448

Total revenue for the 2010 Quarter increased to $2,676,448, which additional revenue was primarily generated by rental income from our leases with Exopack, LLC (“Exopack”), Global Crossing, DBS and Lakefront, interest income from NL III and income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures.  All increases were the result of the increased volume of operations and transactions in the 2010 Quarter as compared to the 2009 Period.

Expenses for the 2010 Quarter and the 2009 Period are summarized as follows:

		Period from June 19,
		2009 (Commencement
	Three Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	Change
Management fees	$129,460	$-	$129,460
Administrative expense reimbursements	1,602,823	418,366	1,184,457
General and administrative	323,495	239,886	83,609
Depreciation and amortization	931,357	-	931,357

Total expenses	$2,987,135	$658,252	$2,328,883

Total expenses for the 2010 Quarter increased $2,328,883 as compared to the 2009 Period and were comprised primarily of administrative expense reimbursements to our Investment Manager, depreciation and amortization expense related to Capital Assets on lease to Exopack, Global Crossing, DBS and Lakefront and general and administrative expense composed primarily of professional fees of approximately $264,000. All increases were the result of the increased volume of operations and transactions in the 2010 Quarter as compared to the 2009 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, the net loss attributable to us for the 2010 Quarter was $337,417.  The net loss attributable to us per weighted average limited partnership interest outstanding for the 2010 Quarter was $2.84.

Results of Operations for the Six Months Ended June 30, 2010 (the “2010 Period”) and the 2009 Period

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

		Period from June 19,
		2009 (Commencement
	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	Change
Rental income	$2,444,161	$-	$2,444,161
Finance income	218,304	-	218,304
Income from investments in joint ventures	1,310,880	-	1,310,880
Interest and other income	679,682	-	679,682

Total revenue	$4,653,027	$-	$4,653,027

Total revenue for the 2010 Period increased to $4,653,027, which additional revenue was primarily generated by rental income from our leases with Exopack, Global Crossing, DBS and Lakefront, interest income from NL III and income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures. All increases were the result of the increased volume of operations and transactions in the 2010 Period as compared to the 2009 Period.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

		Period from June 19,
		2009 (Commencement
	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009	Change
Management fees	$208,071	$-	$208,071
Administrative expense reimbursements	2,543,400	418,366	2,125,034
General and administrative	564,502	239,886	324,616
Depreciation and amortization	1,637,200	-	1,637,200

Total expenses	$4,953,173	$658,252	$4,294,921

Total expenses for the 2010 Period increased $4,294,921 as compared to the 2009 Period and were comprised primarily of administrative expense reimbursements to our Investment Manager, depreciation and amortization expense related to Capital Assets on lease to Exopack, Global Crossing, DBS and Lakefront and general and administrative expense composed primarily of professional fees of approximately $482,000. All increases were the result of the increased volume of operations and transactions in the 2010 Period as compared to the 2009 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, the net loss attributable to us for the 2010 Period was $326,876.  The net loss attributable to us per weighted average limited partnership interest outstanding for the 2010 Period was $3.20.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2010 compared to December 31, 2009.

Total Assets

Total assets increased $56,932,876 from $59,567,064 at December 31, 2009 to $116,499,940 at June 30, 2010.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in the NL III senior secured term loan, telecommunications equipment on lease to Global Crossing and motor coach buses on lease to DBS and Lakefront.

Total Liabilities

Total liabilities increased $2,726,017 from $952,014 at December 31, 2009 to $3,678,031 at June 30, 2010. The increase related primarily to the security deposits from DBS and Lakefront as well as additional deferred revenue generated by our leases with Global Crossing, DBS and Lakefront and our senior secured term loan to NL III.

Equity

Equity increased $54,206,859 from $58,615,050 at December 31, 2009 to $112,821,909 at June 30, 2010.  The increase related to the cash proceeds received from the sale of our Interests and noncontrolling interest, which was offset by the distributions paid to our partners, the amortization of organizational and offering expenses, sales commissions paid to third parties, underwriting fees paid to ICON Securities and our net loss in the 2010 Period.

Liquidity and Capital Resources

Summary

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $60,711,834 and $27,074,324, respectively.  In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds received from the sale of our Interests.  During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

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

For the period from the Commencement of Operations through June 30, 2010, we sold 132,622 Interests, representing $132,245,148 of capital contributions.  We admitted 3,752 limited partners.  For the period from the Commencement of Operations through June 30, 2010, we have paid or accrued sales commissions to third parties of $9,013,456 and underwriting commissions to ICON Securities of $3,876,955.  In addition, organizational and offering expenses of $2,234,359 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

		Period from June 19,
		2009 (Commencement
	Six Months Ended	of Operations) through
	June 30, 2010	June 30, 2009
Net cash provided by (used in)

Operating activities	$1,967,332	$(342,618)
Investing activities	(23,003,576)	-
Financing activities	54,673,754	4,006,712

Net increase in cash and cash equivalents	$33,637,510	$3,664,094

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities of $1,967,332 in the 2010 Period primarily relates to cash collections of rental and interest income of approximately $2,245,000 and deposits received of approximately $1,555,000, partially offset by the payment of prepaid acquisition fees of approximately $1,736,000.

Investing Activities

Cash used in investing activities of $23,003,576 in the 2010 Period primarily relates to the purchase or financing of Capital Assets in the amount of approximately $15,014,000, our investment in a note receivable in the amount of approximately $10,237,000 and our additional investment in ICON Quattro in the amount of approximately $152,000. These uses of cash were partially offset by proceeds from the partial sale of three of our investments in joint ventures to Hardwood in the amount of $1,350,000, distributions from joint ventures in excess of profits in the amount of approximately $822,000, and the repayments of the note receivable of approximately $227,000.

Financing Activities

Cash provided by financing activities of $54,673,754 in the 2010 Period primarily relates to the proceeds from the sale of our Interests in the amount of approximately $63,945,000 and the proceeds from the sale of a noncontrolling interest in a subsidiary to Hardwood in the amount of $1,000,000, which was partially offset by sales and offering expenses paid in the amount of approximately $6,100,000, distributions to partners in the amount of approximately $3,635,000, deferred charges in the amount of approximately $439,000 and distributions to the noncontrolling interest of approximately $97,000.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period.  We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our revolving line of credit had $28,650,000 available as of June 30, 2010 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions to our General Partner and limited partners in the amount of $36,354 and $3,599,091, respectively, during the 2010 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From May 18, 2009 through June 30, 2010, we received capital contributions in the amount of $132,245,148.  For the period from the Commencement of Operations through June 30, 2010, we have paid or accrued sales commissions to unrelated third parties of $9,013,456 and underwriting commissions to ICON Securities of $3,876,955.  In addition, organizational and offering expenses in the amount of $2,234,359 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $117,120,378.

From July 1, 2010 through August 6, 2010, we received additional capital contributions in the amount of $11,919,200.  For the period from July 1, 2010 through August 6, 2010, we have paid or accrued sales commissions to unrelated third parties of $763,366 and underwriting commissions to ICON Securities of $327,249.  In addition, organizational and offering expenses in the amount of $35,535 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $10,793,050.

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

August 16, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 16, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 16, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

27