Form 10-Q
period 2010-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2010-11-15
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on November 5, 2010 is 174,424.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	September 30,
	2010	December 31,
	(unaudited)	2009
Cash and cash equivalents	$36,831,284	$27,074,324
Net investment in finance lease	3,776,125	-
Leased equipment at cost (less accumulated depreciation of
$3,168,215 and $649,453, respectively)	21,639,144	13,530,536
Notes receivable	33,426,076	-
Investments in joint ventures	15,193,482	17,742,829
Deferred charges, net	1,020,623	1,186,369
Other assets, net	3,105,714	33,006
Asset purchase deposits	26,266,401	-

Total Assets	$141,258,849	$59,567,064

Liabilities and Equity

Liabilities:
Deferred revenue	$2,491,262	$227,161
Due to General Partner and affiliates	1,247,637	566,964
Accrued expenses and other liabilities	1,920,930	157,889

Total Liabilities	5,659,829	952,014

Commitments and contingencies (Note 10)

Equity:
Partners’ Equity (Deficit)
Limited Partners	134,827,878	58,640,528
General Partner	(87,779)	(25,478)

Total Partners’ Equity	134,740,099	58,615,050

Noncontrolling Interest	858,921	-

Total Equity	135,599,020	58,615,050

Total Liabilities and Equity	$141,258,849	$59,567,064

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

				Period from June 19, 2009 (Commencement of Operations) through September 30, 2009

	Three Months Ended September 30,		Nine Months Ended
	2010	2009	September 30, 2010

Revenue:
Rental income	$1,487,851	$109,328	$3,932,012	$109,328
Finance income	144,279	-	362,583	-
Income from investments in joint ventures	567,943	249,398	1,878,823	249,398
Interest and other income	817,582	4,042	1,497,264	4,042

Total revenue	3,017,655	362,768	7,670,682	362,768

Expenses:
Management fees	147,254	11,350	355,325	11,350
Administrative expense reimbursements	1,138,831	777,776	3,682,231	1,196,142
General and administrative	142,061	114,585	706,563	354,471
Interest	-	7,333	-	7,333
Depreciation and amortization	1,042,120	58,214	2,679,320	58,214

Total expenses	2,470,266	969,258	7,423,439	1,627,510

Net income (loss)	547,389	(606,490)	247,243	(1,264,742)

Less: Net income attributable to noncontrolling interest	26,293	-	53,023	-

Net income (loss) attributable to Fund Fourteen	$521,096	$(606,490)	$194,220	$(1,264,742)

Net income (loss) attributable to Fund Fourteen allocable to:
Limited Partners	$515,885	$(600,426)	$192,278	$(1,252,095)
General Partner	5,211	(6,064)	1,942	(12,647)

	$521,096	$(606,490)	$194,220	$(1,264,742)

Weighted average number of limited
partnership interests outstanding	147,266	17,423	116,726	15,813

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$3.50	$(34.46)	$1.65	$(79.18)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity

	Limited			Total
	Partnership	Limited		Partners’	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Balance, December 31, 2009	68,411	$58,640,528	$(25,478)	$58,615,050	$-	$58,615,050

Net income	-	10,436	105	10,541	-	10,541
Proceeds from sale of limited partnership interests	30,916	30,798,446	-	30,798,446	-	30,798,446
Sales and offering expenses	-	(3,209,025)	-	(3,209,025)	-	(3,209,025)
Cash distributions	-	(1,478,576)	(14,935)	(1,493,511)	-	(1,493,511)

Balance, March 31, 2010 (unaudited)	99,327	84,761,809	(40,308)	84,721,501	-	84,721,501

Net loss	-	(334,043)	(3,374)	(337,417)	26,730	(310,687)
Proceeds from sale of limited partnership interests	33,294	33,146,563	-	33,146,563	-	33,146,563
Sales and offering expenses	-	(3,496,223)	-	(3,496,223)	-	(3,496,223)
Cash distributions	-	(2,120,515)	(21,419)	(2,141,934)	(97,311)	(2,239,245)
Investment by noncontrolling interest	-	(514)	(5)	(519)	1,000,519	1,000,000

Balance, June 30, 2010 (unaudited)	132,621	111,957,077	(65,106)	111,891,971	929,938	112,821,909

Net income	-	515,885	5,211	521,096	26,293	547,389
Proceeds from sale of limited partnership interests	28,333	28,148,551	-	28,148,551	-	28,148,551
Sales and offering expenses	-	(3,033,084)	-	(3,033,084)	-	(3,033,084)
Cash distributions	-	(2,760,551)	(27,884)	(2,788,435)	(97,310)	(2,885,745)

Balance, September 30, 2010 (unaudited)	160,954	$134,827,878	$(87,779)	$134,740,099	$858,921	$135,599,020

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
		Period from June 19, 2009 (Commencement of Operations) through September 30, 2009

	Nine Months Ended
	September 30, 2010

Cash flows from operating activities:
Net income (loss)	$247,243	$(1,264,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(362,583)	-
Income from investments in joint ventures	(1,878,823)	(249,398)
Depreciation and amortization	2,679,320	58,214
Loss on partial sale of interests in joint ventures	25,045	-
Changes in operating assets and liabilities:
Collection of finance lease	942,229	-
Other assets, net	(477,793)	(64,790)
Accrued expenses and other liabilities	1,641,665	27,160
Deferred revenue	2,264,101	296,155
Due to/from General Partner and affiliates, net	650,296	763,460
Distributions from joint ventures	1,878,823	249,398

Net cash provided by (used in) operating activities	7,609,523	(184,543)

Cash flows from investing activities:
Purchase of equipment	(15,013,976)	(11,990,776)
Asset purchase deposits	(26,266,401)	-
Investments in joint ventures	(183,115)	(14,436,203)
Distributions from joint ventures in excess of profits	1,357,417	516,640
Investment in joint ventures by noncontrolling interest	1,350,000	-
Investment in notes receivable	(37,032,227)	-
Repayment on note receivable	881,513	-

Net cash used in investing activities	(74,906,789)	(25,910,339)

Cash flows from financing activities:
Sale of limited partnership interests	92,093,560	32,545,040
Sales and offering expenses paid	(8,682,093)	(3,151,618)
Deferred charges	(738,740)	(1,438,993)
Investment by noncontrolling interest	1,000,000	-
Distributions to noncontrolling interest	(194,621)	-
Cash distributions to partners	(6,423,880)	(190,107)
Redemption of limited partnership interest	-	(1,000)

Net cash provided by financing activities	77,054,226	27,763,322

Net increase in cash and cash equivalents	9,756,960	1,668,440

Cash and cash equivalents, beginning of the period	27,074,324	1,001

Cash and cash equivalents, end of the period	$36,831,284	$1,669,441

Supplemental disclosure of non-cash investing and financing activities:
Underwriting fees due to ICON Securities	$-	$700
Organizational and offering expenses due to Investment Manager	$30,377	$14,656
Sales commissions due to third parties	$121,376	$87,176
Organizational and offering expenses amortized to equity	$934,863	$218,216

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
(unaudited)

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to September 30, 2010, the Partnership sold 160,954 Interests to 4,502 limited partners, representing $160,393,699 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through September 30, 2010, the Partnership paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $10,864,618 and (ii) underwriting fees in the amount of $4,674,569 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,346,689. For the period from the Commencement of Operations through September 30, 2010, organizational and offering expenses in the amount of $1,326,066 were recorded as a reduction of partners’ equity.

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
September 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance did not have a material effect on the Partnership’s consolidated financial statements as of September 30, 2010.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at September 30, 2010:

September 30,
2010
Minimum rents receivable	$3,872,989
Estimated residual value	641,942
Initial direct costs, net	76,155
Unearned income	(814,961)

Net investment in finance lease	$3,776,125

Telecommunications Equipment

On February 25, 2010, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing VI, LLC (“ICON GC VI”), purchased telecommunications equipment and simultaneously leased the equipment back to Global Crossing Telecommunications, Inc. (“Global Crossing”). The purchase price for the equipment was approximately $4,300,000. The lease is for a period of thirty-six months and expires in February of 2013.

Non-cancelable minimum annual amounts due on the investment in finance lease over the remaining term of the lease were as follows at September 30, 2010:

For the period October 1 to December 31, 2010	$400,654
For the year ending December 31, 2011	1,602,616
For the year ending December 31, 2012	1,602,616
For the year ending December 31, 2013	267,103
$3,872,989

Carrier Vessels

On September 29, 2010, the Partnership, through its wholly-owned subsidiaries, ICON Amazing, LLC (“ICON Amazing”) and ICON Fantastic, LLC (“ICON Fantastic”), entered into memoranda of agreement to purchase the supramax bulk carrier vessels, the Amazing and the Fantastic, from Amazing Shipping Ltd. (“ASL”) and Fantastic Shipping Ltd. (“FSL”), wholly-owned subsidiaries of Geden Holdings Limited (“Geden”), for the aggregate purchase price of $67,000,000.  Simultaneously with these acquisitions, which closed on October 1, 2010, the Amazing and the Fantastic were bareboat chartered back to ASL and FSL, respectively, for a period of seven years commencing on October 1, 2010.  The purchase price of the vessels consisted of $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.  The Partnership paid the aggregate amount of $21,943,000 of the purchase price to ASL and FSL and acquisition fees of $1,675,000 to the Investment Manager as of September 30, 2010, both of which are included in asset purchase deposits on the accompanying consolidated balance sheets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	-
	24,807,359	14,179,989
Less: Accumulated depreciation	3,168,215	649,453

	$21,639,144	$13,530,536

Depreciation expense was $948,344 and $2,518,762 for the three months and nine months ended September 30, 2010, respectively.  Depreciation expense was $49,881 for the three months ended September 30, 2009 and the period from June 19, 2009 (Commencement of Operations) through September 30, 2009.

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

Telecommunications Equipment

Between September 2009 and February 2010, the Partnership, through its wholly-owned subsidiary, ICON GC VI, purchased and simultaneously leased to Global Crossing approximately $11,738,000 of telecommunications equipment under a master lease agreement. Each of the equipment schedules is for a period of thirty-six months and the leases expire between September 2012 and February 2013.  The latest equipment schedule of approximately $4,300,000 is included in the above total and was accounted for as a direct finance lease (see Note 3).  On April 1, 2010, the Partnership sold a 9.084% noncontrolling interest in ICON GC VI to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, the Partnership recorded a nominal loss on sale, which is included in partners’ equity, and the Partnership’s controlling interest in ICON GC VI was reduced to 90.916%.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years consisted of the following at September 30, 2010:

For the period October 1 to December 31, 2010	$1,516,574
For the year ending December 31, 2011	6,066,296
For the year ending December 31, 2012	5,522,134
For the year ending December 31, 2013	3,192,472
For the year ending December 31, 2014	2,332,108
Thereafter	154,486
$18,784,070

(5)	Notes Receivable

Note Receivable Secured by Point of Sale Equipment

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

Note Receivable Secured by Aframax Tankers

On June 30, 2010, the Partnership, through its wholly-owned subsidiary, ICON Palmali 14, LLC (“ICON Palmali 14”), participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement (the “Palmali Loan Agreement”). The proceeds of the loan were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively, the “Vessels”).  On July 28, 2010 and September 14, 2010, ICON Palmali 14 funded the loan in the aggregate amount of $14,400,000 to Ocean Navigation. Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.

Note Receivable Secured by Metal Cladding and Production Equipment

On September 1, 2010, the Partnership made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of forty-eight months.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(5)	Notes Receivable - continued

Note Receivable Secured by Lifting and Transportation Equipment

On September 24, 2010, the Partnership participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane Services Inc. (“Northern Crane”) in the amount of $5,250,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of fifty-four months beginning on October 1, 2010.

Note Receivable Secured by Building Contract and Refund Guarantee

On September 27, 2010, the Partnership, through its wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in an approximately $46,000,000 loan facility by agreeing to make a secured term loan to SE Shipping Lines Pte. Ltd. (“SE Shipping”) for the purchase of a new build heavy lift vessel and accompanying equipment.  The aggregate principal amount of ICON SE’s loan is $18,000,000 and will be made to SE Shipping in six installments.  Each installment will be made on the basis of certain building milestones having been met, but no installment will be made after November 27, 2012.  Interest on the loan accrues at a rate of 18% per year and is payable monthly in arrears for a period of twenty-four months from the delivery date of the vessel.  As of September 30, 2010, no amounts were funded under the loan agreement.

(6)	Investments in Joint Ventures

On April 1, 2010, the Partnership and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”) (each a “Seller” and together, the “Sellers”), sold to Hardwood a 9.927% interest in ICON Atlas, LLC (“ICON Atlas”), a 5.297% interest in ICON ION, LLC (“ICON ION”) and a 10.678% interest in ICON Quattro, LLC (“ICON Quattro”). Hardwood paid $1,000,000 for each of these three investments. The ownership interest in each of the three entities provided by each Seller to Hardwood was proportionate to the Sellers’ ownership percentages immediately prior to the sale. The Partnership received aggregate proceeds of $1,350,000 and recorded an aggregate loss on sale of approximately $25,000.

Immediately following the sales, the resulting ownership interests were as follows:

	Partnership	Fund Twelve	Hardwood	Total
ICON Atlas	40.533%	49.540%	9.927%	100%
ICON ION	42.616%	52.087%	5.297%	100%
ICON Quattro	40.195%	49.127%	10.678%	100%

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(6)	Investments in Joint Ventures - continued

The results of operations of ICON Atlas are summarized below:

	Three Months Ended September 30,		Nine Months Ended	Period from June 19, 2009 (Commencement of Operations) through
	2010	2009	September 30, 2010	September 30, 2009
Revenue	$613,955	$425,264	$1,841,865	$438,407
Net income	$380,624	$266,822	$1,140,461	$275,173
Partnership’s share of net income	$154,278	$92,767	$479,211	$92,767

The results of operations of ICON ION are summarized below:

	Three Months Ended September 30,		Nine Months Ended	Period from June 19, 2009 (Commencement of Operations) through
	2010	2009	September 30, 2010	September 30, 2009
Revenue	$692,329	$759,891	$2,169,048	$759,891
Net income	$651,684	$715,327	$2,023,758	$715,327
Partnership’s share of net income	$277,722	$156,631	$877,887	$156,631

The results of operations of ICON Quattro are summarized below:

	Three Months Ended September 30,		Nine Months Ended	Period from June 19, 2009 (Commencement of Operations) through
	2010	2009	September 30, 2010	September 30, 2009
Revenue	$440,368	$-	$1,566,176	$-
Net income	$338,207	$-	$1,243,451	$-
Partnership’s share of net income	$135,943	$-	$521,725	$-

On September 20, 2010, ICON Quattro was notified that Quattro Plant Limited (“Quattro Plant”) was in default under its senior loan agreement with KBC Bank N.V. ("KBC").  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended.  During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to begin making payments of principal to ICON Quattro beginning November 1, 2010.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse

The Partnership and certain other entities managed by the Investment Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and Fund Twelve (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

None of the ICON Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At September 30, 2010, the ICON Borrowers were in compliance with all covenants.

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
September 30, 2010
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

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended	Period from June 19, 2009 (Commencement of Operations) through
Entity	Capacity	Description	2010	2009	September 30, 2010	September 30, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$112,330	$396,417	$769,117	$1,453,649
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	797,614	822,915	2,648,181	972,027
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	3,443,151	292,458	5,923,983	292,458
ICON Capital Corp.	Investment Manager	Management fees (4)	147,254	11,350	355,325	11,350
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	1,138,831	777,776	3,682,231	1,196,142
			$5,639,180	$2,300,916	$13,378,837	$3,925,626

(1) Amount capitalized and amortized to partners’ equity.
(2) Amount charged directly to partners’ equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership’s accounting policies.
(4) Amount charged directly to operations.

At September 30, 2010, the Partnership had a net payable of $1,247,637 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $839,000.

From October 1, 2010 to November 5, 2010, the Partnership raised an additional $13,603,414 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $373,200.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(9)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	September 30, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$33,426,076	$34,800,306

(10)	Commitments and Contingencies

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

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the period from the Commencement of Operations through December 31, 2009.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and manages eight other equipment leasing and finance funds.

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

•
On June 30, 2010, we, through our wholly-owned subsidiary, ICON Palmali 14, participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation pursuant to the Palmali Loan Agreement. The proceeds of the loan were used by Ocean Navigation to purchase the Vessels.  On July 28, 2010 and September 14, 2010, ICON Palmali 14 funded the loan in the aggregate amount of $14,400,000 to Ocean Navigation. Interest on the secured term loans accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel.

•
On September 1, 2010, we made a secured term loan to EMS in the amount of $4,800,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of forty-eight months.

•
On September 20, 2010, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement with KBC.  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended.  During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to begin making payments of principal to ICON Quattro beginning November 1, 2010. Our Investment Manager expects ICON Quattro to receive all past due principal amounts due under the loan agreement plus default interest.

•
On September 24, 2010, we participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane in the amount of $5,250,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of fifty-four months beginning on October 1, 2010.

•
On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, participated in an approximately $46,000,000 loan facility by agreeing to make a secured term loan to SE Shipping for the purchase of a new build heavy lift vessel and accompanying equipment.  The aggregate principal amount of ICON SE’s loan is $18,000,000 and will be made to SE Shipping in six installments.  Interest on the loan accrues at a rate of 18% per year and is payable monthly in arrears for a period of twenty-four months from the delivery date of the vessel.  As of September 30, 2010, no amounts were funded under the loan agreement.

•
On September 29, 2010, we, through our wholly-owned subsidiaries, ICON Amazing and ICON Fantastic, entered into memoranda of agreement to purchase the supramax bulk carrier vessels, the Amazing and the Fantastic, from ASL and FSL, wholly-owned subsidiaries of Geden, for the aggregate purchase price of $67,000,000.  Simultaneously with these acquisitions, which closed on October 1, 2010, the Amazing and the Fantastic were bareboat chartered back to ASL and FSL, respectively, for a period of seven years commencing on October 1, 2010.  The purchase price of the vessels consisted of $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

In connection with the significant transactions since December 31, 2009, we paid acquisition fees to our Investment Manager in the aggregate amount of approximately $5,900,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010.  See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through September 30, 2010, we raised total equity of $160,393,699.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which occurred on August 27, 2009.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell Capital Assets and reinvest the proceeds in additional Capital Assets.

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Rental income	$1,487,851	$109,328	$1,378,523
Finance income	144,279	-	144,279
Income from investments in joint ventures	567,943	249,398	318,545
Interest and other income	817,582	4,042	813,540

Total revenue	$3,017,655	$362,768	$2,654,887

Total revenue for the 2010 Quarter increased $2,654,887, which was primarily generated by rental income from our leases with Exopack, LLC (“Exopack”), Global Crossing, DBS and Lakefront, interest income from our notes receivable with NL III and Ocean Navigation and income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures.  All increases were the result of the increased volume of operations and transactions in the 2010 Quarter as compared to the 2009 Quarter.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Management fees	$147,254	$11,350	$135,904
Administrative expense reimbursements	1,138,831	777,776	361,055
General and administrative	142,061	114,585	27,476
Interest	-	7,333	(7,333)
Depreciation and amortization	1,042,120	58,214	983,906

Total expenses	$2,470,266	$969,258	$1,501,008

Total expenses for the 2010 Quarter increased $1,501,008 as compared to the 2009 Quarter and were comprised primarily of depreciation and amortization expense related to Capital Assets on lease to Exopack, Global Crossing, DBS and Lakefront, and administrative expense reimbursements and management fees to our Investment Manager. All increases were the result of the increased volume of operations and transactions in the 2010 Quarter as compared to the 2009 Quarter.

Noncontrolling Interest

Net income attributable to noncontrolling interest for the 2010 Quarter increased $26,293 as compared to the 2009 Quarter. The increase is due to Hardwood’s investment in ICON GC VI on April 1, 2010.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, the net income (loss) attributable to us for the 2010 Quarter and the 2009 Quarter was $521,096 and $(606,490), respectively.  The net income (loss) attributable to us per weighted average limited partnership interest outstanding for the 2010 Quarter and the 2009 Quarter was $3.50 and $(34.46), respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and the Period from June 19, 2009 (Commencement of Operations) through September 30, 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

		Period from June 19,
		2009 (Commencement
	Nine Months Ended	of Operations) through
	September 30, 2010	September 30, 2010	Change
Rental income	$3,932,012	$109,328	$3,822,684
Finance income	362,583	-	362,583
Income from investments in joint ventures	1,878,823	249,398	1,629,425
Interest and other income	1,497,264	4,042	1,493,222

Total revenue	$7,670,682	$362,768	$7,307,914

Total revenue for the 2010 Period increased $7,307,914, which additional revenue was primarily generated by rental income from our leases with Exopack, Global Crossing, DBS and Lakefront, income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures and interest income from our notes receivable with NL III and Ocean Navigation. All increases were the result of the increased volume of operations and transactions in the 2010 Period as compared to the 2009 Period.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

		Period from June 19,
		2009 (Commencement
	Nine Months Ended	of Operations) through
	September 30, 2010	September 30, 2009	Change
Management fees	$355,325	$11,350	$343,975
Administrative expense reimbursements	3,682,231	1,196,142	2,486,089
General and administrative	706,563	354,471	352,092
Interest	-	7,333	(7,333)
Depreciation and amortization	2,679,320	58,214	2,621,106

Total expenses	$7,423,439	$1,627,510	$5,795,929

Total expenses for the 2010 Period increased $5,795,929 as compared to the 2009 Period and were comprised primarily of depreciation and amortization expense related to Capital Assets on lease to Exopack, Global Crossing, DBS and Lakefront, administrative expense reimbursements to our Investment Manager, general and administrative expense composed primarily of professional fees of approximately $593,000 and management fees to our Investment Manager. All increases were the result of the increased volume of operations and transactions in the 2010 Period as compared to the 2009 Period.

Noncontrolling Interest

Net income attributable to noncontrolling interest for the 2010 Period increased $53,023 as compared to the 2009 Period. The increase is due to Hardwood’s investment in ICON GC VI on April 1, 2010.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, the net income (loss) attributable to us for the 2010 Period and the 2009 Period was $194,220 and $(1,264,742), respectively.  The net income (loss) attributable to us per weighted average limited partnership interest outstanding for the 2010 Period and the 2009 Period was $1.65 and $(79.18), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

Total assets increased $81,691,785 from $59,567,064 at December 31, 2009 to $141,258,849 at September 30, 2010.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in (i) the NL III, Ocean Navigation, EMS and Northern Crane secured term loans, (ii) telecommunications equipment on lease to Global Crossing, (iii) motor coach buses on lease to DBS and Lakefront, and (iv) asset purchase deposits related primarily to Geden and SE Shipping.

Total Liabilities

Total liabilities increased $4,707,815 from $952,014 at December 31, 2009 to $5,659,829 at September 30, 2010. The increase related primarily to the security deposits from DBS and Lakefront as well as additional deferred revenue generated by our leases with Global Crossing, DBS and Lakefront and our secured term loans to NL III, Ocean Navigation, EMS and Northern Crane.

Equity

Equity increased $76,983,970 from $58,615,050 at December 31, 2009 to $135,599,020 at September 30, 2010.  The increase related to the cash proceeds received from the sale of our Interests and a noncontrolling interest and our net income in the 2010 Period, which was offset by the distributions paid to our partners, the amortization of organizational and offering expenses, sales commissions paid to third parties and underwriting fees paid to ICON Securities.

Liquidity and Capital Resources

Summary

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $36,831,284 and $27,074,324, respectively.  In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds received from the sale of our Interests.  During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

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

For the period from the Commencement of Operations through September 30, 2010, we sold 160,954 Interests, representing $160,393,699 of capital contributions.  We admitted 4,502 limited partners.  For the period from the Commencement of Operations through September 30, 2010, we have paid or accrued sales commissions to third parties of $10,864,618 and underwriting commissions to ICON Securities of $4,674,569.  In addition, organizational and offering expenses of $2,346,689 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

		Period from June 19,
		2009 (Commencement
	Nine Months Ended	of Operations) through
	September 30, 2010	September 30, 2009
Net cash provided by (used in)

Operating activities	$7,609,523	$(184,543)
Investing activities	(74,906,789)	(25,910,339)
Financing activities	77,054,226	27,763,322

Net increase in cash and cash equivalents	$9,756,960	$1,668,440

Note: See the Consolidated Statements of Cash Flows included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Operating Activities

Cash provided by operating activities increased $7,794,066, from a use of cash of $184,543 in the 2009 Period to a source of cash of $7,609,523 in the 2010 Period. The increase was primarily due to cash collections of rental and interest income of approximately $6,336,000 and deposits received of approximately $1,555,000 during the 2010 Period.

Investing Activities

Cash used in investing activities increased $48,996,450, from $25,910,339 in the 2009 Period to $74,906,789 in the 2010 Period.  The increase was primarily due to our investment in notes receivable in the amount of approximately $37,032,000, asset purchase deposits related primarily to Geden and SE Shipping of approximately $26,266,000, the purchase or financing of Capital Assets in the amount of approximately $15,014,000, and our additional investment in ICON Quattro in the amount of approximately $183,000 during the 2010 Period. These uses of cash were partially offset by distributions from joint ventures in excess of profits in the amount of approximately $1,357,000, proceeds from the partial sale of three of our investments in joint ventures to Hardwood in the amount of $1,350,000 and the repayments of the NL III note receivable of approximately $882,000 during the 2010 Period.

Financing Activities

Cash provided by financing activities increased $49,290,904, from $27,763,322 in the 2009 Period to $77,054,226 in the 2010 Period. The increase was primarily due to the proceeds from the sale of our Interests in the amount of approximately $92,094,000 and the proceeds from the sale of a noncontrolling interest in a subsidiary to Hardwood in the amount of $1,000,000, which was partially offset by sales and offering expenses paid in the amount of approximately $8,682,000, distributions to partners in the amount of approximately $6,424,000, deferred charges in the amount of approximately $739,000 and distributions to the noncontrolling interest of approximately $195,000 during the 2010 Period.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period.  We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our revolving line of credit, which expires on June 30, 2011, had $30,000,000 available as of September 30, 2010 (see Note 7 to our consolidated financial statements) for additional working capital needs or new investment opportunities.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners and our noncontrolling interest beginning with the first month after each such limited partner’s admission and the commencement of our joint venture operations, respectively, and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $64,238, $6,359,642 and $194,621 to our General Partner, limited partners and noncontrolling interest, respectively, during the 2010 Period.

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

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the period from the Commencement of Operations through December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period from the Commencement of Operations through December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From May 18, 2009 through September 30, 2010, we received capital contributions in the amount of $160,393,699.  For the period from the Commencement of Operations through September 30, 2010, we have paid or accrued sales commissions to unrelated third parties of $10,864,618 and underwriting commissions to ICON Securities of $4,674,569.  In addition, organizational and offering expenses in the amount of $2,346,689 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $142,507,823.

From October 1, 2010 through November 5, 2010, we received additional capital contributions in the amount of $13,603,414.  For the period from October 1, 2010 through November 5, 2010, we have paid or accrued sales commissions to unrelated third parties of $850,884 and underwriting commissions to ICON Securities of $373,200.  In addition, organizational and offering expenses in the amount of $114,480 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $12,264,850.

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

November 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

27