Form 10-K
period 2010-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2011-03-31
CIK 1446806

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding units of limited partnership interests of the registrant on March 21, 2011 is 221,956.

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

We are currently in our offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  We are offering limited partnership interests (“Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from us and/or certain affiliates managed by our Investment Manager at a discounted price of $900 per Interest.  On June 19, 2009, upon raising the minimum of $1,200,000, limited partners were admitted.  As of December 31, 2010, approximately 192,774 Interests have been sold pursuant to our offering and approximately 7,055 Interests have been issued in connection with our DRIP Plan.

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

At December 31, 2010 and 2009, we had total assets of $209,982,733 and $59,567,064, respectively. For the year ended December 31, 2010, we had six lessees that accounted for 100% of our total rental income and finance income of $7,857,564. Net income attributable to us for the year ended December 31, 2010 was $2,338,378. For the year ended December 31, 2009, we had two lessees that accounted for 100% of our total rental income of $1,044,930. Net loss attributable to us for the period ended December 31, 2009 was $1,584,298.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which we had raised $1,200,000 and limited partners were admitted.  During the period from May 18, 2009 to December 31, 2010, we sold 192,774 Interests, representing $191,973,454 of capital contributions, and admitted 5,386 limited partners. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2010, the reserve is in the amount of $959,867. Beginning with the Commencement of Operations, we have paid or accrued sales commissions to third parties. We have also paid or accrued various fees to our General Partner and its affiliates.  For the period from the Commencement of Operations through December 31, 2010, we have paid or accrued $12,912,321 of sales commissions to third parties and $5,568,520 of underwriting fees to ICON Securities Corp., the dealer-manager of our offering and an affiliate of our General Partner (“ICON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,652,672 of organizational and offering expenses. For the period from the Commencement of Operations through December 31, 2010, $1,801,392 of organizational and offering expenses were recorded as a reduction of partners’ equity.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Packaging Equipment

•
Our wholly-owned subsidiary ICON Exopack, LLC (“ICON Exopack”) owns packaging and printing equipment that is subject to two 60-month leases with Exopack, LLC (“Exopack”).  The leases expire in September 2014 and October 2014.

Motor Coaches

•
Our wholly-owned subsidiary ICON Coach II, LLC (“ICON Coach II”) owns motor coach buses that are subject to two 60-month leases with Dillon’s Bus Service, Inc. (“DBS”) and Lakefront Lines, Inc. (“Lakefront”).  The leases expire in June 2015.

Carrier Vessels

•
Our wholly-owned subsidiaries ICON Amazing, LLC (“ICON Amazing”) and ICON Fantastic, LLC (“ICON Fantastic”) own two supramax bulk carrier vessels that are subject to seven year bareboat charters with Amazing Shipping Ltd. (“ASL”) and Fantastic Shipping Ltd. (“FSL”), wholly-owned subsidiaries of Geden Holdings Limited. The bareboat charters expire in October 2017.

Telecommunications Equipment

•
We have a 90.916% ownership interest in ICON Global Crossing VI, LLC (“ICON Global Crossing VI”), which owns telecommunications equipment that is subject to three 36-month leases with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The leases expire in September 2012, November 2012 and February 2013.

Gas Compressors

•
We have a 40.533% ownership interest in ICON Atlas, LLC (“ICON Atlas”), which owns eight Ariel natural gas compressors (“Gas Compressors”) that were purchased from AG Equipment Co. (“AG”). The Gas Compressors are subject to 48-month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire on August 31, 2013.

Notes Receivable

•
Our wholly-owned subsidiary ICON Northern Leasing III, LLC (“ICON NL III”) provided a secured term loan to Northern Capital Associates XVIII, L.P., Northern Capital Associates XV, L.P. and Northern Capital Associates XIV, L.P. (collectively “NL III”), which is secured by point of sale equipment.

•
Our wholly-owned subsidiary ICON Palmali 14, LLC (“ICON Palmali 14”) provided a secured term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), which is secured by Aframax tankers.

•
We provided a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”), which is secured by metal cladding and production equipment.

•	We provided a secured term loan to Northern Crane Services Inc. (“Northern Crane”), which is secured by lifting and transportation equipment.

•
Our wholly-owned subsidiary ICON SE, LLC (“ICON SE”) participated in a loan facility by agreeing to make a secured term loan to SE Shipping Lines Pte. Ltd. (“SE Shipping”), which is secured by a building contract and refund guarantee.

•
We have a 42.616% ownership interest in ICON ION, LLC (“ICON ION”), which provided secured term loans (the “ION Loans”) to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR”), which is secured by analog seismic system equipment.

•
We have a 40.195% ownership interest in ICON Quattro, LLC (“ICON Quattro”), which participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”), a wholly-owned subsidiary of Quattro Group Limited, which is secured by rail support construction equipment.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 12 to our consolidated financial statements.

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

We do not anticipate that a public market will develop for our Interests, our Interests will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Interests. In addition, our Partnership Agreement imposes significant restrictions on your right to transfer your Interests.

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

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

• supervision and regulation by governmental authorities; and

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

Additionally, while we expect the majority of our borrowings to be non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2010, our Investment Manager, an affiliate of our General Partner, is managing seven other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as ‘‘Section 404.’’ During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

Number of Partners
Title of Class	as of March 21, 2011
General Partner	1
Limited partners	6,052

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner is admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We paid distributions to limited partners totaling $9,695,337 and $964,235 for the year ended December 31, 2010 and the period from the Commencement of Operations through December 31, 2009, respectively.  Additionally, we paid our General Partner distributions of $97,933 and $9,636 for the year ended December 31, 2010 and the period from the Commencement of Operations through December 31, 2009, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $1,000 per Interest as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Interests and consistent with NASD Rule 2340(c), the value of our Interests is estimated to be the offering price of $1,000 per Interest (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  Our Interests are currently being offered and no special distribution of net sales proceeds has been made; therefore, the value of our Interests is estimated to be $1,000 per Interest.

Following the termination of the offering of our Interests, the estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we calculate the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtract our total debt outstanding and then divide that difference by the total number of Interests outstanding.

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

From January 1, 2011 through March 25, 2011, we received additional capital contributions in the amount of $31,706,591. For the period from January 1, 2011 through March 25, 2011, we have paid or accrued sales commissions to unrelated third parties of $2,024,055 and underwriting commissions to ICON Securities of $894,871. In addition, organizational and offering expenses in the amount of $24,652 were paid or incurred by us, our General Partner or its affiliates during this period. Net offering proceeds to us after deducting the expenses described were $28,763,013. See the disclosure under “Recent Significant Transactions” in Item 7 for a discussion of the investments that we have made with our net offering proceeds.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2010	Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Total revenue (a)	$13,237,567	$1,761,154
Net income (loss) attributable to Fund Fourteen (b)	$2,338,378	$(1,584,298)
Net income (loss) attributable to Fund Fourteen allocable to limited partners	$2,314,994	$(1,568,455)
Net income (loss) attributable to Fund Fourteen allocable to General Partner	$23,384	$(15,843)

Weighted average number of limited partnership interests outstanding	131,915	32,161
Net income (loss) per weighted average limited partnership interest	$17.55	$(48.77)
Distributions to limited partners	$9,695,337	$964,235
Distributions per weighted average limited partnership interest	$73.50	$29.98
Distributions to the General Partner	$97,933	$9,636

	December 31,
	2010	2009	2008
Total assets (a)	$209,982,733	$59,567,064	$1,001
Non-recourse long-term debt (a)	$42,642,708	$-	$-
Partners' equity (c)	$161,677,642	$58,615,050	$1,001

(a)	Increases in total revenue, total assets and non-recourse long-term debt were primarily due to our investments in telecommunication equipment, vessels, motor coach buses subject to lease and other financing transactions during 2010, of which some were leveraged.

(b)	Increases in net income resulted from the increase in rental and finance income from our acquisitions of telecommunications equipment, vessels, motor coach buses and manufacturing equipment subject to lease, which were primarily offset by the recognition of depreciation and amortization expense associated with the assets acquired.

(c)	Partners' equity has increased primarily due to our equity raise, along with the increases in our net income.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We are currently in our offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From the Commencement of Operations on June 19, 2009 through December 31, 2010, we raised total equity of $191,973,454.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement. Our Investment Manager, an affiliate of our General Partner, will originate and service our investments. Our Investment Manager also sponsored and manages seven other public equipment leasing and finance funds.

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

Industry Trends Prior to the Recent Recession

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

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and Latin America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets deteriorated significantly after the U.S. economy entered into a recession in December 2007, and global credit markets continue to experience some dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $62 billion between the fourth quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $90 billion between the second and third quarters of 2009. The change in volume continued to be negative through the second quarter of 2010, but the reduction of volume appears to have stabilized.  Between the third and fourth quarters of 2009, volume decreased by approximately $55 billion.  The volume of outstanding loans issued by FDIC-insured institutions further decreased by approximately $37 billion between the fourth quarter of 2009 and the first quarter of 2010 and by approximately $12 billion between the first and second quarters of 2010.  Between the second and third quarters of 2010, volume increased by approximately $5 billion, the first increase in eight quarters.

While some of the reduction was due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume included the following:

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

In addition, the volume of issuance of high yield bonds and investment grade bonds in the U.S. syndicated loan market rose significantly through the 2010 calendar year, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends. According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent recession, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Investment Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the recent recession, reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Significant Transactions

We engaged in the following significant transactions from the Commencement of Operations through December 31, 2010:

Telecommunications Equipment

Between September 2009 and February 2010, our wholly-owned subsidiary ICON Global Crossing VI purchased telecommunications equipment for approximately $11,800,000.  Simultaneously with these acquisitions, ICON Global Crossing VI leased the equipment to Global Crossing.  Each of the leases is for a period of 36 months.

On April 1, 2010, we sold a 9.084% noncontrolling interest in ICON Global Crossing VI to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, our controlling interest in ICON Global Crossing VI was reduced to 90.916%.

Carrier Vessels

On September 29, 2010, our wholly-owned subsidiaries ICON Amazing and ICON Fantastic entered into memoranda of agreement to purchase the supramax bulk carrier vessels, the Amazing and the Fantastic, from ASL and FSL for the aggregate purchase price of $67,000,000.  Simultaneously with the purchases, the Amazing and the Fantastic were bareboat chartered back to ASL and FSL, respectively, for a period of seven years commencing on October 1, 2010.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

Packaging Equipment

On July 31, 2009, our wholly-owned subsidiary ICON Exopack purchased a 3-layer blown film extrusion line from Exopack for approximately $2,713,000.  Simultaneously with the purchase of the equipment, ICON Exopack entered into a lease with Exopack.  The lease is for a period of 60 months commencing on August 1, 2009.  On September 30, 2009, ICON Exopack purchased an eight color flexographic printing press from Exopack for approximately $3,662,000.  Simultaneously with that purchase, ICON Exopack entered into a second schedule to the lease with Exopack.  That lease is for a period of 60 months commencing on October 1, 2009.

Motor Coaches

On March 9, 2010, our wholly-owned subsidiary ICON Coach II executed a master lease agreement in which it agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the aggregate purchase price of approximately $10,370,000.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of approximately $4,500,000 and leased the buses to DBS. On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of approximately $5,900,000 and simultaneously leased the buses to Lakefront.  The leases with DBS and Lakefront are for a period of 60 months commencing on June 1, 2010.

Gas Compressors

On June 26, 2009, we and Fund Twelve entered into a joint venture, ICON Atlas, for the purpose of investing in the Gas Compressors.  On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with APMC, an affiliate of Atlas Pipeline Partners, L.P.

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

On April 1, 2010, we sold a 4.467% ownership interest in ICON Atlas to Hardwood for $450,000.

Notes Receivable

•
On March 3, 2010, our wholly-owned subsidiary ICON NL III provided a senior secured term loan in the aggregate amount of approximately $9,858,000 to NL III.  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly for a period of 48 months. The loan is secured by point of sale equipment. On December 23, 2010, ICON NL III restructured the payment obligations under its loan with NL III and extended the term through July 15, 2014.

•
On June 30, 2010, our wholly-owned subsidiary ICON Palmali 14 participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation pursuant to a loan agreement. The proceeds from the loan facility were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively the “Vessels”).  On July 28, 2010 and September 14, 2010, ICON Palmali 14 funded its loan in the aggregate amount of $14,400,000. Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each aframax tanker. The loan is secured by the Vessels.

•
On September 1, 2010, we made a secured term loan to EMS in the amount of $4,800,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of 48 months.  The loan is secured by metal cladding and production equipment.

•
On September 24, 2010, we participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane in the amount of $5,250,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of 54 months beginning on October 1, 2010. The loan is secured by lifting and transportation equipment.

•
On September 27, 2010, our wholly-owned subsidiary ICON SE participated in an approximately $46,000,000 loan facility by agreeing to make a secured term loan to SE Shipping for the purchase of a new build heavy lift vessel and accompanying equipment.  The aggregate principal amount of ICON SE’s loan is $18,000,000 and will be made to SE Shipping in six installments.  Each installment will be made on the basis of certain building milestones having been met, but no installment will be made after November 27, 2012.  Interest on the loan accrues at a rate of 18% per year and is payable monthly in arrears for a period of 24 months from the delivery date of the vessel.  The loan is secured by the building contract and refund guarantee. As of December 31, 2010, no amounts were funded under the loan agreement.

•
On June 29, 2009, we and Fund Twelve entered into a joint venture, ICON ION, for the purpose of making the ION Loans in the aggregate amount of $20,000,000 to ARC and ASR.  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000. Interest on the ION Loans accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  As of September 30, 2009, we contributed $9,000,000 to ICON ION, after which our and Fund Twelve’s ownership interests in ICON ION were 45% and 55%, respectively.  The loan is secured by analog seismic system equipment. On April 1, 2010, we sold a 2.384% ownership interest in ICON ION to Hardwood for $450,000.

•
On December 23, 2009, ICON Quattro, a joint venture owned 45% by us and 55% by Fund Twelve, made a second priority secured term loan to Quattro Plant in the amount of £5,800,000.  Interest on the secured term loan accrues at a rate of 20% per year. The loan is payable monthly in arrears for a period of 33 months commencing on January 1, 2010.  The loan is secured by rail support construction equipment. On April 1, 2010, we sold a 4.805% ownership interest in ICON Quattro to Hardwood for $450,000.

In connection with the transactions that we entered into during the year ended December 31, 2010, we paid acquisition fees to our Investment Manager in the aggregate amount of approximately $5,924,000.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. See Note 2 to our consolidated financial statements.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

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

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other assets in our consolidated balance sheets. Unearned income, discounts and premiums are amortized to interest income using the effective interest rate method in our consolidated statements of operations. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in our consolidated statements of operations.

Acquisition Fees

We pay acquisition fees to our Investment Manager equal to 2.50% of the total purchase price paid by us or on our behalf for each of our investments, including, but not limited to, the cash paid, and indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith. These fees are capitalized and included in the cost of the investment.

Results of Operations for the Year Ended December 31, 2010 (“2010”) and the Period from Commencement of Operations through December 31, 2009 (“2009”)

We are currently in our offering period and are in the process of raising capital and making investments in Capital Assets. We will invest in Capital Assets with the net proceeds from our offering.  After the close of the offering period, we will enter our operating period. During our operating period, we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Revenue for 2010 and 2009 is summarized as follows:

		Period from the
		Commencement
	Year Ended	of Operations through
	December 31, 2010	December 31, 2009	Change
Rental income	$5,434,204	$1,044,930	$4,389,274
Finance income	2,423,360	-	2,423,360
Income from investments in joint ventures	2,413,711	695,281	1,718,430
Interest income from notes receivable	2,824,291	-	2,824,291
Other income	142,001	20,943	121,058

Total revenue	$13,237,567	$1,761,154	$11,476,413

Total revenue for 2010 increased $11,476,413 as compared to 2009. The increase in total revenue was primarily due to rental income from our leases with Exopack, Global Crossing, DBS and Lakefront, interest income from our notes receivable with NL III and Ocean Navigation, finance income from our leases with ASL and FSL and income from our investments in the ICON Atlas, ICON ION and ICON Quattro joint ventures. All increases were also the result of the increased volume of operations and transactions in 2010 as compared to 2009.

Expenses for 2010 and 2009 are summarized as follows:

		Period from the
		Commencement
	Year Ended	of Operations through
	December 31, 2010	December 31, 2009	Change
Management fees	$588,415	$76,559	$511,856
Administrative expense reimbursements	4,778,359	1,924,682	2,853,677
General and administrative	997,243	666,592	330,651
Depreciation and amortization	3,869,448	670,286	3,199,162
Interest	587,210	7,333	579,877

Total expenses	$10,820,675	$3,345,452	$7,475,223

Total expenses for 2010 increased $7,475,223 as compared to 2009. The increase in total expenses was primarily due to depreciation and amortization expense related to Capital Assets on lease to Exopack, Global Crossing, DBS and Lakefront, administrative expense reimbursements to our Investment Manager, interest expense related to our non-recourse long term debt, management fees to our Investment Manager and general and administrative expense composed primarily of professional fees of approximately $773,000. All increases were also the result of the increased volume of operations and transactions in 2010 as compared to 2009.

Noncontrolling Interest

Net income attributable to noncontrolling interest for 2010 increased $78,514 as compared to 2009. The increase is due to Hardwood’s investment in ICON Global Crossing VI on April 1, 2010.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, the net income (loss) attributable to us for 2010 and 2009 was $2,338,378 and ($1,584,298), respectively. The net income (loss) attributable to us per weighted average Interest for 2010 and 2009 was $17.55 and ($48.77), respectively.

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

Total assets increased $150,415,669, from $59,567,064 at December 31, 2009 to $209,982,733 at December 31, 2010.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to pay operating expenses such as administrative expense reimbursements, management fees and general and administrative expenses, and make investments in (i) the NL III, Ocean Navigation, EMS and Northern Crane secured term loans, (ii) telecommunications equipment on lease to Global Crossing, (iii) motor coach buses on lease to DBS and Lakefront, and (iv) vessels on lease to ASL and FSL.

Total Liabilities

Total liabilities increased $46,565,976, from $952,014 at December 31, 2009 to $47,517,990 at December 31, 2010. The increase related primarily to non-recourse long-term debt incurred by ICON Amazing and ICON Fantastic, security deposits from DBS and Lakefront as well as additional deferred revenue generated by our leases with Global Crossing, DBS and Lakefront and our secured term loans to NL III, Ocean Navigation, EMS and Northern Crane.

Equity

Equity increased $103,849,693, from $58,615,050 at December 31, 2009 to $162,464,743 at December 31, 2010.  The increase related to the cash proceeds received from the sale of our Interests and our net income in 2010, which was offset by the distributions paid to our partners, the amortization of organizational and offering expenses, sales commissions paid to third parties, and underwriting fees paid to ICON Securities.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2010 and 2009, we had cash and cash equivalents of $64,317,006 and $27,074,324, respectively. In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

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

For the period from the Commencement of Operations through December 31, 2010, we sold 192,774 Interests, representing $191,973,454 of capital contributions. We admitted 5,386 limited partners.  For the period from the Commencement of Operations through December 31, 2010, we have paid or accrued sales commissions to third parties of $12,912,321 and underwriting commissions to ICON Securities of $5,568,520. In addition, organizational and offering expenses of $2,652,672 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

	Year Ended December 31, 2010	Period from the Commencement of Operations through December 31, 2009

Net cash provided by (used in):

Operating activities	$8,988,450	$(265,962)
Investing activities	(72,729,253)	(31,922,818)
Financing activities	100,983,485	59,262,103

Net increase in cash and cash equivalents	$37,242,682	$27,073,323

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $9,254,412, from a use of cash of $265,962 in 2009 to a source of cash of $8,988,450 in 2010. The increase was primarily due to cash collections of rental and interest income of approximately $12,092,000 offset by administrative expense reimbursements of approximately $4,611,000 during 2010.

Investing Activities

Cash used in investing activities increased $40,806,435, from $31,922,818 in 2009 to $72,729,253 in 2010. The increase was primarily due to the purchase or financing of Capital Assets of approximately $40,139,000 and our investment in notes receivable of approximately $37,032,000 during 2010. These uses of cash were partially offset by distributions from joint ventures in excess of profits of approximately $2,252,000, proceeds from the partial sale of three of our investments in joint ventures to Hardwood of $1,350,000 and the repayments of the NL III note receivable of approximately $1,054,000 during 2010.

Financing Activities

Cash provided by financing activities increased $41,721,382, from $59,262,103 in 2009 to $100,983,485 in 2010.  The increase was primarily due to the proceeds from the sale of our Interests of approximately $123,673,000 and the proceeds from the sale of a noncontrolling interest in a subsidiary to Hardwood in the amount of $1,000,000, which was partially offset by sales and offering expenses paid in the amount of approximately $11,729,000, distributions to partners and the noncontrolling interest in the aggregate amount of approximately $10,085,000, deferred charges in the amount of approximately $969,000 and repayments of non-recourse of long-term debt of approximately $907,000 during 2010.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period. We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. In addition, our revolving line of credit, which expires on June 30, 2011, was available for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2010 of $42,642,708. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment. We receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

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

The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that neither interest rate is permitted to be less than 4.00% per year. The interest rate at December 31, 2010 was 4.00%. In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by the ICON Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At December 31, 2010, the ICON Borrowers were in compliance with all covenants.  For additional information, see Note 8 to our consolidated financial statements.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners in the amount of $9,695,337 and $964,235 in 2010 and 2009, respectively. We paid distributions to our General Partner in the amount of $97,933 and $9,636 in 2010 and 2009, respectively. We paid distributions to our noncontrolling interests in the amount of $291,932 in 2010.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2010.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2010:

	Payments Due by Period
		Less Than 1	1 - 3	4 -5
	Total	Year	Years	Years	Thereafter
Non-recourse debt	$42,642,708	$2,721,876	$7,258,336	$7,258,336	$25,404,160
Non-recourse interest	10,510,098	2,067,538	3,626,134	2,886,892	1,929,534

	$53,152,806	$4,789,414	$10,884,470	$10,145,228	$27,333,694

Off-Balance Sheet Transactions

None.

Subsequent Events

ICON Juniper 14, LLC

On February 28, 2011, our wholly-owned subsidiary ICON Juniper 14, LLC purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The base term of the schedule is for a period of 36 months, which commenced on March 1, 2011.

ICON AET Holdings, LLC

On March 29, 2011, we and Fund Twelve entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”).  The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed from DVB Bank SE ("DvB"), and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed from DvB, and were simultaneously bareboat chartered to AET for a period of 10 years.

To acquire the vessels, wholly-owned subsidiaries of ICON AET borrowed an aggregate amount of $128,000,000 in non-recourse debt (the "Loan") from DvB pursuant to the terms of a loan agreement. The proceeds of the Loan used to purchase the Aframax tankers have a three year term and the proceeds of the Loan used to purchase the VLCCs have a 10 year term. The Loan is secured by, among other things, a first priority security interest in each of the vessels, the earnings from each of the vessels, and the equity interests of each of the ICON AET subsidiaries that directly owns a vessel.  The obligations of AET under each of the bareboat charters are guaranteed by AET’s parent, AET Tanker Holdings Sdn. Bhd.

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

We currently have two outstanding notes payable, which are our non-recourse debt obligations.  The interest rate for each non-recourse debt obligation is fixed until September 2014 at which time it will be adjusted to the then current LIBOR rate plus a fixed margin. As a result of the currently fixed rate, the conditions in the credit markets as of December 31, 2010 have not had any impact on us.  With respect to our recourse revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2010.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the year ended December 31, 2010 and for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows the year ended December 31, 2010 and for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Cash and cash equivalents	$64,317,006	$27,074,324
Net investment in finance leases	71,533,752	-
Leased equipment at cost (less accumulated depreciation of
$4,116,560 and $649,453, respectively)	20,690,799	13,530,536
Notes receivable	33,253,709	-
Investments in joint ventures	14,329,717	17,742,829
Deferred charges, net	851,280	1,186,369
Other assets, net	5,006,470	33,006

Total Assets	$209,982,733	$59,567,064

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$42,642,708	$-
Deferred revenue	2,275,342	227,161
Due to General Partner and affiliates	700,073	564,872
Accrued expenses and other liabilities	1,899,867	159,981

Total Liabilities	47,517,990	952,014

Commitments and contingencies (Note 14)

Equity:
Partners’ Equity (Deficit)
Limited Partners	161,777,674	58,640,528
General Partner	(100,032)	(25,478)

Total Partners’ Equity	161,677,642	58,615,050

Noncontrolling Interests	787,101	-

Total Equity	162,464,743	58,615,050

Total Liabilities and Equity	$209,982,733	$59,567,064

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Year Ended December 31, 2010	Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Revenue:
Rental income	$5,434,204	$1,044,930
Finance income	2,423,360	-
Income from investments in joint ventures	2,413,711	695,281
Interest income from notes receivable	2,824,291	-
Other income	142,001	20,943

Total revenue	13,237,567	1,761,154

Expenses:
Management fees	588,415	76,559
Administrative expense reimbursements	4,778,359	1,924,682
General and administrative	997,243	666,592
Depreciation and amortization	3,869,448	670,286
Interest	587,210	7,333

Total expenses	10,820,675	3,345,452

Net income (loss)	2,416,892	(1,584,298)

Less: Net income attributable to noncontrolling interests	78,514	-

Net income (loss) attributable to Fund Fourteen	$2,338,378	$(1,584,298)

Net income (loss) attributable to Fund Fourteen allocable to:
Limited Partners	$2,314,994	$(1,568,455)
General Partner	23,384	(15,843)

	$2,338,378	$(1,584,298)

Weighted average number of limited
partnership interests outstanding	131,915	32,161

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$17.55	$(48.77)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Opening balance, June 19, 2009	1	$1,000	$1	$1,001	$-	$1,001

Net loss		(1,568,455)	(15,843)	(1,584,298)	-	(1,584,298)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	68,411	68,300,139	-	68,300,139	-	68,300,139
Sales and offering expenses		(7,126,921)	-	(7,126,921)	-	(7,126,921)
Cash distributions	-	(964,235)	(9,636)	(973,871)	-	(973,871)

Balance, December 31, 2009	68,411	58,640,528	(25,478)	58,615,050	-	58,615,050

Net income	-	2,314,994	23,384	2,338,378	78,514	2,416,892
Proceeds from sale of limited partnership interests	124,363	123,673,315	-	123,673,315	-	123,673,315
Sales and offering expenses	-	(13,155,312)	-	(13,155,312)	-	(13,155,312)
Cash distributions	-	(9,695,337)	(97,933)	(9,793,270)	(291,932)	(10,085,202)
Investment by noncontrolling interest	-	(514)	(5)	(519)	1,000,519	1,000,000

Balance, December 31, 2010	192,774	$161,777,674	$(100,032)	$161,677,642	$787,101	$162,464,743

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
	Year Ended December 31, 2010	Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Cash flows from operating activities:
Net income (loss)	$2,416,892	$(1,584,298)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Finance income	(2,423,360)	-
Income from investments in joint ventures	(2,413,711)	(695,281)
Depreciation and amortization	3,869,448	670,286
Interest expense from amortization of debt financing costs	32,686	-
Loss on partial sale of interests in joint ventures	25,045	-
Changes in operating assets and liabilities:
Collection of finance leases	3,826,882	-
Other assets, net	(2,587,763)	(53,839)
Accrued expenses and other liabilities	1,739,886	65,550
Deferred revenue	2,076,420	227,161
Due to General Partner and affiliates	12,314	409,178
Distributions from joint ventures	2,413,711	695,281

Net cash provided by (used in) operating activities	8,988,450	(265,962)

Cash flows from investing activities:
Purchase of equipment	(40,138,973)	(14,179,989)
Investments in joint ventures	(214,418)	(18,807,294)
Distributions received from joint ventures in excess of profits	2,252,485	1,064,465
Investment in joint ventures by noncontrolling interest	1,350,000	-
Investment in notes receivable	(37,032,227)	-
Repayment on note receivable	1,053,880	-

Net cash used in investing activities	(72,729,253)	(31,922,818)

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(907,292)	-
Sale of limited partnership interests	123,673,315	68,300,139
Sales and offering expenses paid	(11,728,597)	(6,641,287)
Deferred charges	(968,739)	(1,421,878)
Investment by noncontrolling interest	1,000,000	-
Distributions to noncontrolling interest	(291,932)	-
Cash distributions to partners	(9,793,270)	(973,871)
Redemption of limited partnership interest	-	(1,000)

Net cash provided by financing activities	100,983,485	59,262,103

Net increase in cash and cash equivalents	37,242,682	27,073,323
Cash and cash equivalents, beginning of the period	27,074,324	1,001

Cash and cash equivalents, end of the period	$64,317,006	$27,074,324

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
	Year Ended December 31, 2010	Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$572,607	$-

Supplemental disclosure of non-cash investing and financing activities:

Underwriting fees due to ICON Securities	$16,526	$-
Organizational and offering expenses due to Investment Manager	$106,361	$155,694
Sales commissions due to third parties	$-	$94,431
Organizational and offering expenses charged to equity	$1,410,189	$391,203
Equipment purchased with non-recourse long-term debt paid directly by lender	$43,550,000	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(1)	Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership.  The Partnership is engaged in one business segment: the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that the Partnership purchases and leases to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  The Partnership will continue until December 31, 2020, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners.  To achieve this objective, the Partnership: (i) acquires a diversified portfolio by making investments in Capital Assets; (ii) makes monthly cash distributions, at the Partnership’s general partner’s discretion, to its partners commencing, with respect to each partner, the month following such partner’s admission to the Partnership, continuing until the end of the operating period; (iii) will reinvest substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of its investments and distribute the excess cash from such dispositions to its partners beginning with the commencement of the liquidation period.

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

The Partnership is currently in its offering period, which commenced on May 18, 2009 and is anticipated to end no later than May 2011.  With the proceeds from the limited partnership interests (“Interests”) sold, the Partnership intends to invest in a diverse pool of Capital Assets and establish a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership is offering Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.  At any time prior to May 18, 2011, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 620,000 Interests, provided that the offering period is not extended in connection with such change.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership had raised $1,200,000 and limited partners were admitted.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to December 31, 2010, the Partnership sold 192,774 Interests to 5,386 limited partners, representing $191,973,454 of capital contributions.  Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on August 27, 2009.  Beginning with the Commencement of Operations, the Partnership has paid or accrued sales commissions to third parties.  The Partnership has also paid or accrued various fees to the General Partner and its affiliates.  For the period from the Commencement of Operations through December 31, 2010, the Partnership has paid or accrued the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $12,912,321 and (ii) underwriting fees in the amount of $5,568,520 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,652,672. For the period from the Commencement of Operations through December 31, 2010, organizational and offering expenses in the amount of $1,801,392 were recorded as a reduction of partners’ equity.

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
December 31, 2010

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

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate. See Note 11 for a discussion of concentrations of risk.

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
December 31, 2010

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

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Partnership’s consolidated statements of operations in the period the determination is made.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The Partnership provides financing to third parties, generally in the form of leases and loans.  With respect to leases of Capital Assets, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of the lease.  Loans are typically classified as notes receivable.

For finance leases and notes receivable, the Partnership records finance and interest income, respectively, on the Partnership’s consolidated statements of operations using the effective interest rate method, which results in a constant rate of return over the lease or loan term, as applicable.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

The recognition of revenue may be suspended when deemed appropriate by the General Partner, in accordance with the Partnership’s policy on doubtful accounts.

Notes Receivable

Notes receivable are reported in the Partnership’s consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs on originated loans are reported as other assets in the Partnership’s consolidated balance sheets. Unearned income, discounts and premiums are amortized to interest income using the effective interest rate method in the Partnership’s consolidated statements of operations. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the Partnership’s consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs

The Partnership capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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

Per Interest Data

Net income (loss) attributable to the Partnership per weighted average Interest is based upon the weighted average number of Interests outstanding during the applicable period.

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

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2010, the Partnership adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for the Partnership’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Partnership’s consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements as of December 31, 2010.

In 2010, the Partnership adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the Partnership’s consolidated financial statements as of December 31, 2010.

In 2010, the Partnership adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the Partnership’s consolidated financial statements as of December 31, 2010.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2010:

December 31,
2010
Minimum rents receivable	$70,027,335
Estimated residual value	43,641,942
Initial direct costs, net	1,685,898
Unearned income	(43,821,423)

Net investment in finance leases	$71,533,752

Telecommunications Equipment

On February 25, 2010, the Partnership’s wholly-owned subsidiary ICON Global Crossing VI, LLC (“ICON Global Crossing VI”) purchased telecommunications equipment and simultaneously leased the equipment back to Global Crossing Telecommunications, Inc. (“Global Crossing”). The purchase price for the equipment was approximately $4,300,000. The lease is for a period of 36 months and expires in February 2013.

Carrier Vessels

On September 29, 2010, the Partnership’s wholly-owned subsidiaries ICON Amazing, LLC (“ICON Amazing”) and ICON Fantastic, LLC (“ICON Fantastic”) entered into memoranda of agreement to purchase the supramax bulk carrier vessels, the Amazing and the Fantastic, from Amazing Shipping Ltd. (“ASL”) and Fantastic Shipping Ltd. (“FSL”), wholly-owned subsidiaries of Geden Holdings Limited, for the aggregate purchase price of $67,000,000.  Simultaneously with these acquisitions, the Amazing and the Fantastic were bareboat chartered back to ASL and FSL, respectively, for a period of seven years commencing on October 1, 2010.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

Non-cancelable minimum annual amounts due on the investment in finance leases over the remaining term of the lease were as follows at December 31, 2010:

Years Ending December 31,
2011	$11,457,616
2012	11,484,616
2013	10,122,103
2014	9,855,000
2015	9,855,000
Thereafter	17,253,000
$70,027,335

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	-
	24,807,359	14,179,989
Less: Accumulated depreciation	4,116,560	649,453

	$20,690,799	$13,530,536

Depreciation expense was $3,467,107 and $649,453 for the year ended December 31, 2010 and the period from Commencement of Operations through December 31, 2009, respectively.

Packaging Equipment

On July 31, 2009, the Partnership’s wholly-owned subsidiary ICON Exopack, LLC (“ICON Exopack”) purchased a 3-layer blown film extrusion line from Exopack, LLC (“Exopack”) for the purchase price of approximately $2,713,000.  Simultaneously with the purchase of the equipment, ICON Exopack entered into a lease with Exopack.  The lease is for a period of 60 months commencing on August 1, 2009.  On September 30, 2009, ICON Exopack purchased an eight color flexographic printing press from Exopack for the purchase price of approximately $3,662,000.  Simultaneously with that purchase, ICON Exopack entered into a second schedule to the lease with Exopack.  That lease is for a period of 60 months commencing on October 1, 2009.

Telecommunications Equipment

On September 30, 2009, the Partnership’s wholly-owned subsidiary ICON Global Crossing VI purchased telecommunications equipment for the purchase price of approximately $5,323,000.  Simultaneously with the purchase, ICON Global Crossing VI leased the equipment to Global Crossing.  The lease is for a period of 36 months commencing on October 1, 2009.  On November 12, 2009, ICON Global Crossing VI purchased additional telecommunications equipment for the purchase price of approximately $2,136,000 and simultaneously leased the equipment to Global Crossing. The lease is for 36 months and expires on November 30, 2012.

On April 1, 2010, the Partnership sold a 9.084% noncontrolling interest in ICON Global Crossing VI to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, the Partnership’s controlling interest in ICON Global Crossing VI was reduced to 90.916%.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost - continued

Motor Coaches

On March 9, 2010, the Partnership’s wholly-owned subsidiary ICON Coach II, LLC (“ICON Coach II”) executed a master lease agreement in which it agreed to purchase and lease back twenty-six 2010 MCI J4500 motor coach buses from Motor Coach Industries, Inc. (“MCI”) for the aggregate purchase price of approximately $10,370,000.  Simultaneously with the execution of the lease, ICON Coach II purchased eleven 2010 MCI J4500 motor coach buses from MCI for the purchase price of approximately $4,500,000 and leased the buses to Dillon's Bus Service, Inc. (“DBS”).  On May 13, 2010, ICON Coach II purchased fifteen 2010 MCI J4500 motor coach buses from MCI for the purchase price of approximately $5,900,000 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”). The leases with DBS and Lakefront are for a period of 60 months and the base term for both leases commenced on June 1, 2010.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases over the next five years consisted of the following at December 31, 2010:

Years Ending December 31,
2011	$6,066,296
2012	5,522,134
2013	3,192,472
2014	2,332,108
2015	154,486
$17,267,496

(5)	Notes Receivable

On March 3, 2010, the Partnership’s wholly-owned subsidiary ICON Northern Leasing III, LLC (“ICON NL III”) provided a senior secured term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P., Northern Capital Associates XV, L.P. and Northern Capital Associates XIV, L.P. (collectively “NL III”).  Interest on the secured term loan accrues at a rate of 18% per year.  The loan is payable monthly in arrears for a period of 48 months.  The loan is secured by point of sale equipment. On December 23, 2010, ICON NL III restructured the payment obligations under its loan with NL III and extended the term through July 15, 2014.

On June 30, 2010, the Partnership’s wholly-owned subsidiary ICON Palmali 14, LLC (“ICON Palmali 14”) participated in a $96,000,000 loan facility by making a second priority secured term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) pursuant to a loan agreement. The proceeds from the loan facility were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron (each a “Vessel,” and collectively, the “Vessels”).  On July 28, 2010 and September 14, 2010, ICON Palmali 14 funded its loan in the aggregate amount of $14,400,000 to Ocean Navigation. Interest on the secured term loan accrues at a rate of 15.25% per year and is payable quarterly in arrears for a period of six years from the delivery date of each Vessel. The note is secured by the Vessels.

On September 1, 2010, the Partnership made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000.  Interest on the loan accrues at a rate of 13% per year and is payable monthly in arrears for a period of 48 months.  The note is secured by metal cladding and production equipment.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Notes Receivable - continued

On September 24, 2010, the Partnership participated in an approximately $150,000,000 loan facility by making a secured term loan to Northern Crane Services Inc. in the amount of $5,250,000.  Interest on the loan accrues at a rate of 15.75% per year and is payable quarterly in arrears for a period of 54 months beginning on October 1, 2010.  The note is secured by lifting and transportation equipment.

On September 27, 2010, the Partnership’s wholly-owned subsidiary ICON SE, LLC (“ICON SE”) participated in an approximately $46,000,000 loan facility by agreeing to make a secured term loan to SE Shipping Lines Pte. Ltd. (“SE Shipping”) for the purchase of a new build heavy lift vessel and accompanying equipment.  The aggregate principal amount of ICON SE’s loan is $18,000,000 and will be made to SE Shipping in six installments.  Each installment will be made on the basis of certain building milestones having been met, but no installment will be made after November 27, 2012.  Interest on the loan accrues at a rate of 18% per year and is payable monthly in arrears for a period of 24 months from the delivery date of the vessel.  The note is secured by the building contract and refund guarantee. As of December 31, 2010, no amounts were funded under the loan agreement.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The Partnership’s notes receivables are limited in number and are spread across a wide range of industries.  Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of December 31, 2010 and 2009, the Investment Manager determined that no allowance for credit losses was required.

(6)	Investments in Joint Ventures

On June 26, 2009, the Partnership and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”), entered into a joint venture, ICON Atlas, LLC (“ICON Atlas”), for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”).  On June 26, 2009, ICON Atlas purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, ICON Atlas entered into a lease with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  On August 17, 2009, ICON Atlas purchased the four additional Gas Compressors from AG for approximately $7,028,000.  Simultaneously with that purchase, ICON Atlas entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and expires on August 31, 2013.  Cumulatively, the Partnership contributed approximately $5,084,000 to ICON Atlas, after which the Partnership’s and Fund Twelve’s ownership interests in ICON Atlas were 45% and 55%, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Investments in Joint Ventures - continued

On June 29, 2009, the Partnership and Fund Twelve entered into a joint venture, ICON ION, LLC (“ICON ION”), for the purpose of making secured term loans (the “ION Loans”) in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”) and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR”).  On that date, ICON ION funded the first tranche of the ION Loans in the amounts of $8,825,000 and $3,675,000 to ARC and ASR, respectively.  On July 20, 2009, ICON ION funded the second tranche of the ION Loans to ARC in the amount of $7,500,000. Interest on the ION Loans accrues at the rate of 15% per year and the ION Loans are payable monthly in arrears for a period of 60 months beginning on August 1, 2009.  Cumulatively, the Partnership contributed $9,000,000 to ICON ION, after which the Partnership’s and Fund Twelve’s ownership interests in ICON ION were 45% and 55%, respectively.

On December 23, 2009, ICON Quattro, LLC (“ICON Quattro”), a joint venture owned 45% by the Partnership and 55% by Fund Twelve, participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000.  Quattro Plant is a wholly-owned subsidiary of Quattro Group Limited.  Interest on the secured term loan accrues at a rate of 20% per year which began on January 1, 2010.

On September 20, 2010, the ICON Quattro was notified by Quattro Plant’s senior lender that Quattro Plant was in default under its senior loan agreement.  As a result of the default and in accordance with the intercreditor deed governing the relationship between ICON Quattro and the senior lender, Quattro Plant’s principal payment obligations to ICON Quattro were suspended. During the suspension period, ICON Quattro received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to resume payments of principal to the ICON Quattro beginning November 1, 2010. As of December 31, 2010, Quattro Plant had made all required payments due under the loan agreement.

On February 25, 2011, ICON Quattro was notified that Quattro Plant was in default under its senior loan agreement.  As a result of the default, Quattro Plant’s principal payment obligations to ICON Quattro were suspended for a period of 28 days.  On March 7, 2011, ICON Quattro notified Quattro Plant that it was in default under its loan agreement relating to, among other things, its default under the senior loan agreement. The Investment Manager expects ICON Quattro to receive all past due principal amounts due under the loan agreement plus default interest.

On April 1, 2010, the Partnership and Fund Twelve (each a “Seller” and together, the “Sellers”), sold to Hardwood a 9.927% interest in ICON Atlas, a 5.297% interest in ICON ION and a 10.678% interest in ICON Quattro. Hardwood paid $1,000,000 for each of these three investments. The ownership interest in each of the three entities provided by each Seller to Hardwood was proportionate to the Sellers’ ownership percentages immediately prior to the sale. The Partnership received aggregate proceeds of $1,350,000 and recorded an aggregate loss on sale of approximately $25,000.

Immediately following the sales, the resulting ownership interests were as follows:

	Partnership	Fund Twelve	Hardwood	Total
ICON Atlas	40.533%	49.540%	9.927%	100%
ICON ION	42.616%	52.087%	5.297%	100%
ICON Quattro	40.195%	49.127%	10.678%	100%

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(7)	Non-Recourse Long-Term Debt

The Partnership had $42,642,708 of non-recourse long-term debt at December 31, 2010.

On October 1, 2010, ICON Amazing and ICON Fantastic borrowed $21,775,000 each in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 3.85% and was fixed at a rate of 4.9825% for the first four years. Thereafter, the interest rate will be fixed again at LIBOR plus 3.85% on September 29, 2014. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. The Partnership paid and capitalized approximately $653,000 in debt financing costs.

As of December 31, 2010, the Partnership had capitalized net debt financing costs of $620,565. For the year ended December 31, 2010, the amortization of debt financing costs resulted in the recognition of interest expense of $32,686.

The aggregate maturities of non-recourse long-term debt over the next five years were as follows at December 31, 2010:

Years Ending December 31,

2011	$2,721,876
2012	3,629,168
2013	3,629,168
2014	3,629,168
2015	3,629,168
Thereafter	25,404,160
$42,642,708

(8)	Revolving Line of Credit, Recourse

The Partnership and certain other entities managed by the Investment Manager, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and Fund Twelve (collectively, the “ICON Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the ICON Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the ICON Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the ICON Borrowers have a beneficial interest.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the ICON Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that neither interest rate is permitted to be less than 4.00% per year. The interest rate at December 31, 2010 was 4.00%.  In addition, the ICON Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by the ICON Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the ICON Borrowers are required to comply with certain covenants.  At December 31, 2010, the ICON Borrowers were in compliance with all covenants.

(9)	Transactions with Related Parties

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(9)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Year Ended December 31, 2010	Period from the Commencement of Operations through December 31, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$1,075,100	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	3,542,132	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	5,923,983	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	588,415	76,559
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	4,778,359	1,924,682
			$15,907,989	$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At December 31, 2010, the Partnership had a net payable of $700,073 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $596,000.

From January 1, 2011 to March 25, 2011, the Partnership raised an additional $31,706,591 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $894,871.

(10)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable and fixed rate non-recourse long term debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	December 31, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$33,253,709	$33,599,047

Fixed rate non-recourse long term debt	$42,642,708	$44,591,682

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Concentrations of Risk

At times, the Partnership's cash and cash equivalents may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2010 and for the period from Commencement of Operations through December 31, 2009, the Partnership had six and two lessees, respectively, that accounted for 100% of the Partnership’s rental income and finance income.

For the year ended December 31, 2010, the Partnership had two borrowers that accounted for 82.97% of the Partnership’s interest income.

At December 31, 2010 and 2009, equipment on lease to six and two lessees accounted for approximately 32.40% and 22.70% of total assets, respectively.

As of December 31, 2010, the Partnership had two lenders that accounted for 89.74% of total liabilities.

(12)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes operating leases (net of accumulated depreciation), finance leases, investments in joint ventures and notes receivable, were as follows:

	Year Ended December 31, 2010
	United
	States	Europe	Vessels (a)	Total
Revenue:
Rental income	$5,434,204	$-	$-	$5,434,204
Finance income	$496,838	$-	$1,926,522	$2,423,360
Income from investments in joint ventures	$1,775,660	$638,051	$-	$2,413,711
Interest income from notes receivable	$1,922,048	$-	$902,243	$2,824,291

	At December 31, 2010
	United
	States	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,497,935	$-	$68,035,817	$71,533,752
Leased equipment at cost, net	$20,690,799	$-	$-	$20,690,799
Notes receivable	$18,853,709	$-	$14,400,000	$33,253,709
Investments in joint ventures	$10,878,169	$3,451,548	$-	$14,329,717

(a) Vessels are free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(12)	Geographic Information – continued

	Period from June 19, 2009 (Commencement of Operations) through December 31, 2009
	United
	States	Europe	Total
Revenue:
Rental income	$1,044,930	$-	$1,044,930
Income from investments in joint ventures	$751,812	$(56,531)	$695,281

	At December 31, 2009
	United
	States	Europe	Total
Long-lived assets:
Leased equipment at cost, net	$13,530,536	$-	$13,530,536
Investments in joint ventures	$13,502,011	$4,240,818	$17,742,829

(13)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue	$1,976,579	$2,676,448	$3,017,655	$5,566,885	$13,237,567

Net income (loss) attributable to Fund Fourteen
allocable to limited partners	$10,436	$(334,043)	$515,885	$2,122,716	$2,314,994

Weighted average number of limited partnership
interests outstanding	84,756	117,468	147,266	176,986	131,915

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership interest	$0.12	$(2.84)	$3.50	$11.99	$17.55

	(unaudited)				Year ended
	Quarters Ended in 2009				December 31,
	March 31,	June 30,	September 30,	December 31,	2009

Total revenue	$-	$-	$362,768	$1,398,386	$1,761,154

Net loss attributable to Fund Fourteen
allocable to limited partners	$-	$(651,669)	$(600,426)	$(316,360)	$(1,568,455)

Weighted average number of limited partnership
interests outstanding	-	3,552	17,423	50,641	32,161

Net loss attributable to Fund Fourteen
per weighted average limited partnership interest	$-	$(183.47)	$(34.46)	$(6.25)	$(48.77)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(14)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

(15)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership.  The Partnership’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2010, 2009 and 2008, the partners’ equity included in the consolidated financial statements totaled $161,677,642, $58,615,050 and $1,001, respectively. The partners’ capital for federal income tax purposes at December 31, 2010, 2009 and 2008 totaled $148,376,322, $49,420,827 and $0, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net loss for federal income tax purposes for the year ended December 31, 2010 and 2009:

	2010	2009
Net income (loss) per consolidated financial statements	$2,338,378	$(1,584,298)

Rental income	2,134,479	210,820
Depreciation and amortization	(7,546,470)	(6,396,843)
Tax gain (loss) from consolidated joint venture	877,362	(1,915,676)
Other	10,832	213,117

Net loss for federal income tax purposes	$(2,185,419)	$(9,472,880)

(16)	Subsequent Events

ICON Juniper 14, LLC

On February 28, 2011, the Partnership’s wholly-owned subsidiary ICON Juniper 14, LLC purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The base term of the schedule is for a period of 36 months, which commenced on March 1, 2011.

ICON AET Holdings, LLC

On March 29, 2011, the Partnership and Fund Twelve entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”).  The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed from DVB Bank SE ("DvB"), and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years.  The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed from DvB, and were simultaneously bareboat chartered to AET for a period of 10 years.

To acquire the vessels, wholly-owned subsidiaries of ICON AET borrowed an aggregate amount of $128,000,000 in non-recourse debt (the "Loan") from DvB pursuant to the terms of a loan agreement. The proceeds of the Loan used to purchase the Aframax tankers have a three year term and the proceeds of the Loan used to purchase the VLCCs have a 10 year term. The Loan is secured by, among other things, a first priority security interest in each of the vessels, the earnings from each of the vessels, and the equity interests of each of the ICON AET subsidiaries that directly owns a vessel.  The obligations of AET under each of the bareboat charters are guaranteed by AET’s parent, AET Tanker Holdings Sdn. Bhd.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	40	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	38	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs and Secretary
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management

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

Name	Age	Title
Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2010	Period from the Commencement of Operations through December 31, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$1,075,100	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	3,542,132	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	5,923,983	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	588,415	76,559
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	4,778,359	1,924,682
			$15,907,989	$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our General Partner of $97,933 and $9,636 for the year ended December 31, 2010 and 2009, respectively. Our General Partner’s interest in our net income (loss) was $23,384 and ($15,843) for the year ended December 31, 2010 and 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2011, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 6 and 9 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$422,900	$314,500
Tax Fees	40,000	-

	$462,900	$314,500

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Financial Statements of ICON Atlas, LLC.

(c)	1. Financial Statements of ICON ION, LLC.

(d)	1. Financial Statements of ICON Quattro, LLC.

ICON Atlas, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Atlas, LLC

We have audited the accompanying balance sheet of ICON Atlas, LLC (the “Company”) as of December 31, 2010, and the related statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Atlas, LLC at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2010	2009
		(unaudited)

Current assets:
Cash	$210,683	$23,589
Due from affiliates	20,307	16,417

Total current assets	230,990	40,006

Non-current assets:
Leased equipment at cost (less accumulated
depreciation of $1,329,809 and $396,044 respectively)	10,281,711	11,215,476

Total non-current assets	10,281,711	11,215,476

Total Assets	$10,512,701	$11,255,482

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$1,088,530	$915,305
Accrued expenses	29,310	40,913

Total current liabilities	1,117,840	956,218

Total Liabilities	1,117,840	956,218

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	9,394,861	10,299,264

Total Liabilities and Members’ Equity	$10,512,701	$11,255,482

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Operations

		For the period from June 26, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended December 31, 2010
		(unaudited)

Revenue:
Rental income	$2,455,820	$1,052,362

Total revenue	2,455,820	1,052,362

Expenses:
General and administrative	2,116	908
Depreciation	933,765	396,044

Total expenses	935,881	396,952

Net income	$1,519,939	$655,410

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity

Balance, June 26, 2009 (Commencement of Operations) (unaudited)	$-

Equity investment from members	11,611,520
Net income	655,410
Cash distributions to members	(1,967,666)

Balance, December 31, 2009 (unaudited)	10,299,264

Net income	1,519,939
Cash distributions to members	(2,424,342)

Balance, December 31, 2010	$9,394,861

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

		For the period from June 26, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended
	December 31, 2010
		(unaudited)
Cash flows from operating activities:
Net income	$1,519,939	$655,410
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	933,765	396,044
Changes in operating assets and liabilities:
Deferred revenue	173,225	915,305
Accrued expenses	(11,603)	40,913
Due from affilates	(3,890)	(16,417)

Net cash provided by operating activities	2,611,436	1,991,255

Cash flows from investing activities:
Purchase of equipment	-	(11,611,520)

Net cash used in investing activities	-	(11,611,520)

Cash flows from financing activities:
Equity investment from members	-	11,611,520
Cash distributions to members	(2,424,342)	(1,967,666)

Net cash (used in) provided by financing activities	(2,424,342)	9,643,854

Net increase in cash	187,094	23,589

Cash, beginning of period	23,589	-

Cash, end of period	$210,683	$23,589

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(1)	Organization

ICON Atlas, LLC (the “LLC”) was formed on June 1, 2009, as a Delaware limited liability company, for the purpose of investing in eight new Ariel natural gas compressors (the “Gas Compressors”) from AG Equipment Co. (“AG”).  The LLC was originally formed as a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses.

On April 1, 2010, the LLC’s Members sold to Hardwood Partners, LLC a 9.927% nonvoting, noncontrolling interest in the LLC.  As a result, Fund Twelve’s and Fund Fourteen’s economic interest in the LLC was reduced to 49.54% and 40.533%, respectively.

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

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  See Note 5 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

The Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For an operating lease, the initial costs are included as a component of the cost of the equipment and depreciated over the lease term.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

Acquisition Fees

Pursuant to Fund Twelve’s LLC Agreement, an acquisition fee was paid to the Manager equal to 3% of the proportionate share of the purchase price for Fund Twelve’s investment.  An acquisition fee was also paid to the Manager equal to 2.5% of the proportionate share of the purchase price for Fund Fourteen’s investment. These fees are capitalized and included in the cost of the investment.

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

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

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

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Gas compressors	$11,611,520	$11,611,520
Less: Accumulated depreciation	1,329,809	396,044

	$10,281,711	$11,215,476

Depreciation expense was $933,765 and $396,044 for the year ended December 31, 2010 and for the period from June 26, 2009 (commencement of operations) through December 31, 2009, respectively.

On June 26, 2009, the LLC purchased four of the Gas Compressors from AG for approximately $4,270,000. Simultaneously with the purchase, the LLC entered into a lease with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  On August 17, 2009, the LLC purchased the four additional Gas Compressors from AG for approximately $7,028,000. Simultaneously with that purchase, the LLC entered into a second schedule to the lease with APMC.  Each schedule is for a period of 48 months and both expire on August 31, 2013.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next three years consisted of the following at December 31, 2010:

Years Ending
December 31,

2011	$2,426,810
2012	2,426,810
2013	808,937

$5,662,557

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

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

(5)	Concentration of Risk

For the year ended December 31, 2010 and the period from June 26, 2009 (commencement of operations) through December 31, 2009, the LLC had one lessee that accounted for 100% of rental income.

As of December 31, 2010 and 2009, the LLC had one lessee that accounted for 97.8% and 99.6% of total assets, respectively.

ICON ION, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON ION, LLC

We have audited the accompanying balance sheets of ICON ION, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010 and for the period from June 29, 2009 (Commencement of Operations) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON ION, LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from June 29, 2009 (Commencement of Operations) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON ION, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash	$14,123	$36,986
Interest receivable	285,268	303,710
Current portion of notes receivable	3,542,378	3,051,789
Other current assets	61,342	-

Total current assets	3,903,111	3,392,485

Non-current assets:
Notes receivable, less current portion	12,485,562	16,027,940
Other non-current assets, net	298,425	464,517

Total non-current assets	12,783,987	16,492,457

Total Assets	$16,687,098	$19,884,942

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$161,311	$251,090
Due to affiliates	36,986	36,986
Other current liabilities	172,720	-

Total current liabilities	371,017	288,076

Total Liabilities	371,017	288,076

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	16,316,081	19,596,866

Total Liabilities and Members’ Equity	$16,687,098	$19,884,942

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statements of Operations

		For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended
	December 31, 2010

Revenue:
Interest income - notes receivable	$2,829,132	$1,542,050

Total revenue	2,829,132	1,542,050

Expenses:
General and administrative	185,040	-
Amortization	166,092	90,483

Total expenses	351,132	90,483

Net income	$2,478,000	$1,451,567

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity

Balance, June 29, 2009 (Commencement of Operations)	$-

Equity investment from members	20,555,000
Net income	1,451,567
Cash distributions to members	(2,409,701)

Balance, December 31, 2009	19,596,866

Net income	2,478,000
Cash distributions to members	(5,758,785)

Balance, December 31, 2010	$16,316,081

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

		For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended December 31, 2010

Cash flows from operating activities:
Net income	$2,478,000	$1,451,567
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	166,092	90,483
Changes in operating assets and liabilities:
Interest receivable	18,442	(303,710)
Other current assets	(61,342)	-
Deferred revenue	(89,779)	251,090
Due to affiliates	-	36,986
Other current liabilities	172,720	-

Net cash provided by operating activities	2,684,133	1,526,416

Cash flows from investing activities:
Investment in term loans	-	(20,555,000)
Proceeds received from repayment of term loans	3,051,789	920,271

Net cash provided by (used in) investing activities	3,051,789	(19,634,729)

Cash flows from financing activities:
Equity investment from members	-	20,555,000
Cash distributions to members	(5,758,785)	(2,409,701)

Net cash (used in) provided by financing activities	(5,758,785)	18,145,299

Net (decrease) increase in cash	(22,863)	36,986

Cash, beginning of period	36,986	-

Cash, end of period	$14,123	$36,986

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

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

On April 1, 2010, the LLC’s Members sold to Hardwood Partners a 5.297% noncontrolling interest in ICON ION. As a result, Fund Twelve’s and Fund Fourteen’s interest in ICON ION was reduced to 52.087% and 42.616%, respectively.

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

Market risk reflects the risk that material events will change the borrower’s business and its ability to pay. The LLC believes that the carrying value of its notes receivable are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Revenue Recognition

The LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the notes receivable, when earned.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees. Costs on originated loans are reported as other non-current assets on the LLC’s balance sheets. Unearned income is amortized to interest income using the effective interest rate method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance on the LLC’s balance sheet.

Allowance for Credit Losses

When evaluating the adequacy of the allowance for credit losses, the LLC estimates the collectibility of its notes receivable by analyzing the borrowers’ creditworthiness, current economic trends and the value of the collateral. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2010.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of financing transactions. These costs are amortized using the effective interest rate method and included in amortization expense on the accompanying statements of operations.

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

The LLC accounts for uncertainties in income taxes in accordance with Accounting Standards Codification 740-10 Accounting from Income Taxes.

Reclassifications

Certain reclassifications have been made to the accompanying financial statements in prior years to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for credit losses, amortization and impairment losses.  Actual results could differ from those estimates.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for the LLC’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the LLC’s financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the LLC beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the LLC’s financial statements as of December 31, 2010.

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

Credit Quality of Note Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

ICON ION, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010

(3)	Notes Receivable - continued

The LLC’s notes receivable are limited to a single industry.  The LLC estimates the allowance for credit losses based on a detailed analysis of each note. Each note is analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If the note becomes non-performing due to the borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of December 31, 2010 and 2009, the Manager determined that no allowance for credit losses was required.

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

(5)	Income Taxes

The LLC is treated as a partnership for federal and state tax purposes. Therefore, no provision has been recorded for federal or state income taxes as such taxes are the liability of the partners. The LLC may, however, be subject to certain local income taxes, including a New York City unincorporated business tax.  In connection with its valuation of its tax position, the LLC has recorded approximately $167,000 of tax liability as of December 31, 2010.  The LLC’s policy is to record tax related interest and penalties in general and administrative expense.

(6)	Fair Value Measurements

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

	December 31, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$16,027,940	$16,263,679

(7)	Concentrations of Risk

For the year ended December 31, 2010 and period from June 29, 2009 (Commencement of Operations) through December 31, 2009, the LLC had two affiliated borrowers that accounted for 100% of interest income.

As of December 31, 2010 and 2009, the LLC had two affiliated borrowers that accounted for 100% of the notes receivable balance.

ICON Quattro, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Quattro, LLC

We have audited the accompanying balance sheet of ICON Quattro, LLC (the “Company”) as of December 31, 2010, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Quattro, LLC at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2010	2009
		(unaudited)

Current assets:
Interest receivable	$130,324	$46,186
Current portion of note receivable	3,237,110	1,202,750

Total current assets	3,367,434	1,248,936

Non-current assets:
Note receivable, less current portion	4,582,358	8,090,590
Other non-current assets, net	790,523	806,925

Total non-current assets	5,372,881	8,897,515

Total Assets	$8,740,315	$10,146,451

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$79,353	$161,742
Other current liabilities	-	480,690

Total current liabilities	79,353	642,432

Total Liabilities	79,353	642,432

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	8,660,962	9,504,019

Total Liabilities and Members’ Equity	$8,740,315	$10,146,451

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Operations

		For the period from December 23, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended December 31, 2010

		(unaudited)

Revenue:
Interest income - note receivable	$2,248,161	$58,819
Loss on foreign exchange	(299,057)	(173,963)

Total revenue	1,949,104	(115,144)

Expenses:
Amortization	416,249	10,481

Total expenses	416,249	10,481

Net income (loss)	$1,532,855	$(125,625)

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 23, 2009 (Commencement of Operations) (unaudited)	$-

Equity investment from members	9,793,515
Net loss	(125,625)
Cash distributions to members	(163,871)

Balance, December 31, 2009 (unaudited)	9,504,019

Equity investment from members	475,852
Net income	1,532,855
Cash distributions to members	(2,851,764)

Balance, December 31, 2010	$8,660,962

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

		For the period from December 23, 2009 (Commencement of Operations) through December 31, 2009

	Year Ended
	December 31, 2010
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,532,855	$(125,625)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization	416,249	10,481
Changes in operating assets and liabilities:
Interest receivable	(84,138)	(46,186)
Other non-current assets	(399,847)	(817,406)
Deferred revenue	(82,389)	161,742
Other current liabilities	(480,690)	480,690

Net cash provided by (used in) operating activities	902,040	(336,304)

Cash flows from investing activities:
Investment in term loan	-	(9,293,340)
Proceeds received from repayment of term loan	1,473,872	-

Net cash provided by (used in) investing activities	1,473,872	(9,293,340)

Cash flows from financing activities:
Equity investment from members	475,852	9,793,515
Cash distributions to members	(2,851,764)	(163,871)

Net cash (used in) provided by financing activities	(2,375,912)	9,629,644

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(1)	Organization

ICON Quattro, LLC (the “LLC”) was formed on November 12, 2009, as a Delaware limited liability company, for the purpose of making a secured term loan (the “Quattro Loan”) in the aggregate amount of £5,800,000 to Quattro Plant Limited, a wholly-owned subsidiary of Quattro Group Limited (“Quattro Plant”).  The LLC is a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of making secured term loans.

On April 1, 2010, the LLC’s members sold to Hardwood Partners, LLC a 10.678% nonvoting, noncontrolling interest in the LLC.  As a result, Fund Twelve’s and Fund Fourteen’s economic interest in the LLC was reduced to 49.127% and 40.195%, respectively.

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

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a borrower or other counterparty’s inability or unwillingness to make contractually required payments.  See Note 6 for a discussion of concentrations of risk.

Market risk reflects the risk that material events will change the borrower’s business, its ability to pay and the underlying collateral value. The LLC believes that the carrying value of its note receivable is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Revenue Recognition

The LLC uses the effective interest rate method to recognize interest income, which produces a constant periodic rate of return on the note receivable, when earned.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees. Costs on originated loans are reported as other non-current assets on the LLC’s balance sheets. Unearned income is amortized to interest income using the effective interest rate method. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance on the LLC’s balance sheets.

Allowance for Credit Losses

When evaluating the adequacy of the allowance for credit losses, the LLC estimates the collectibility of its notes receivable by analyzing the borrowers’ creditworthiness, current economic trends and the value of the collateral. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2010.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of financing transactions. These costs are amortized using the effective interest rate method and included in amortization expense on the accompanying statements of operations.

Foreign Currency

Assets and liabilities denominated in non-U.S. dollar currencies are remeasured at the balance sheet date exchange rates. Revenues, expenses and cash flow items are remeasured at the weighted average exchange rate for the reporting period. Resulting adjustments are recorded as a gain or loss on foreign exchange on the accompanying statements of operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for credit losses, amortization and impairment losses.  Actual results could differ from those estimates.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The pronouncement is effective for the LLC’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the LLC’s financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the LLC beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the LLC’s financial statements as of December 31, 2010.

(3)	Note Receivable

On December 23, 2009, the LLC participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant in the amount of £5,800,000.  The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, bulldozers, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage on certain real estate in London, England owned by the majority shareholder of Quattro Plant. In addition, ICON Quattro received a key man insurance policy insuring the life of the majority shareholder of Quattro Plant in the amount of £5,500,000. All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited.

Interest on the Quattro Loan accrues at a rate of 20% per year and is payable monthly in arrears for a period of 33 months, which began on January 1, 2010.

In connection with the Quattro Loan, the LLC will receive a success fee of £500,000 at the maturity of the loan. This fee is recognized as additional interest income using the effective interest method over the term of the loan. The aggregate amount of the success fee earned of approximately $400,000 is included in other non-current assets as of December 31, 2010, of which approximately $389,000 has been earned during 2010.

On September 20, 2010, the LLC was notified by Quattro Plant’s senior lender that Quattro Plant was in default under its senior loan agreement.  As a result of the default and in accordance with the intercreditor deed governing the relationship between the LLC and the senior lender, Quattro Plant’s principal payment obligations to the LLC were suspended. During the suspension period, the LLC received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to resume payments of principal to the LLC beginning November 1, 2010. As of December 31, 2010, Quattro Plant had made all required payments due under the loan agreement.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(3)	Note Receivable - continued

On February 25, 2011, the LLC was notified that Quattro Plant was in default under its senior loan agreement.  As a result of the default, Quattro Plant’s principal payment obligations to the LLC were suspended for a period of 28 days.  On March 7, 2011, the LLC notified Quattro Plant that it was in default under its loan agreement relating to, among other things, its default under the senior loan agreement. The Manager expects the LLC to receive all past due principal amounts due under the loan agreement plus default interest.

Credit Quality of Note Receivable and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s note receivable is limited to a single entity.  The LLC estimates the allowance for credit losses based on a detailed analysis of the note. The note is analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If the note becomes non-performing due to the borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.  Such events are specifically disclosed in the discussion of the note.  As of December 31, 2010 and 2009, the Manager determined that no allowance for credit losses was required.

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

	December 31, 2010
	Carrying Amount	Fair Value
Fixed rate notes receivable	$7,819,468	$8,358,193

(6)	Concentrations of Risk

For the year ended December 31, 2010, and for the period from December 23, 2009 (Commencement of Operations) through December 31, 2009, the LLC had one borrower that accounted for 100% of interest income.

As of December 31, 2010 and 2009, the LLC had one borrower that accounted 100% of the notes receivable balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

March 31, 2011

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

March 31, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

103