Form 10-Q
period 2011-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2011-05-16
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2011

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on May 11, 2010 is 244,359.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	March 31,
	2011	December 31,
	(unaudited)	2010
Cash and cash equivalents	$50,392,595	$64,317,006
Net investment in finance leases	79,162,333	71,533,752
Leased equipment at cost (less accumulated depreciation of
$5,167,980 and $4,116,560, respectively)	194,333,009	20,690,799
Notes receivable	41,804,345	33,253,709
Investments in joint ventures	3,718,848	14,329,717
Other assets, net	9,844,532	5,857,750

Total Assets	$379,255,662	$209,982,733

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$169,735,416	$42,642,708
Deferred revenue	4,284,623	2,275,342
Due to General Partner and affiliates	776,795	700,073
Accrued expenses and other liabilities	2,103,676	1,899,867

Total Liabilities	176,900,510	47,517,990

Commitments and contingencies (Note 10)

Equity:
Partners’ Equity (Deficit)
Limited Partners	189,551,744	161,777,674
General Partner	(119,259)	(100,032)

Total Partners’ Equity	189,432,485	161,677,642

Noncontrolling Interests	12,922,667	787,101

Total Equity	202,355,152	162,464,743

Total Liabilities and Equity	$379,255,662	$209,982,733

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Finance income	$3,945,374	$210,473
Rental income	1,699,791	1,075,749
Income from investments in joint ventures	146,110	667,496
Other income	176,479	22,861

Total revenue	5,967,754	1,976,579

Expenses:
Management fees	336,186	78,611
Administrative expense reimbursements	1,192,961	940,577
General and administrative	368,459	241,007
Depreciation and amortization	1,361,648	705,843
Interest	599,130	-

Total expenses	3,858,384	1,966,038

Net income	2,109,370	10,541

Less: Net income attributable to noncontrolling interests	41,009	-

Net income attributable to Fund Fourteen	$2,068,361	$10,541

Net income attributable to Fund Fourteen allocable to:
Limited Partners	$2,047,677	$10,436
General Partner	20,684	105

	$2,068,361	$10,541

Weighted average number of limited
partnership interests outstanding	208,471	84,756

Net income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$9.82	$0.12

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Balance, December 31, 2010	192,774	161,777,674	(100,032)	161,677,642	787,101	162,464,743

Net income	-	2,047,677	20,684	2,068,361	41,009	2,109,370
Redemption of limited partnership interest	(35)	(29,031)	-	(29,031)	-	(29,031)
Proceeds from sale of limited partnership interests	33,599	33,326,751	-	33,326,751	-	33,326,751
Sales and offering expenses	-	(3,620,097)	-	(3,620,097)	-	(3,620,097)
Cash distributions	-	(3,951,230)	(39,911)	(3,991,141)	(97,311)	(4,088,452)
Investment by noncontrolling interest	-	-	-	-	12,191,868	12,191,868

Balance, March 31, 2011 (unaudited)	226,338	$189,551,744	$(119,259)	$189,432,485	$12,922,667	$202,355,152

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,109,370	$10,541
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income	(2,140,309)	(64,381)
Income from investments in joint ventures	(146,110)	(667,496)
Depreciation and amortization	1,361,648	705,843
Interest expense from amortization of debt financing costs	32,306	-
Other financial loss	(121,319)	-
Changes in operating assets and liabilities:
Collection of finance leases	3,097,470	140,920
Other assets, net	(468,706)	(348,745)
Accrued expenses and other liabilities	130,203	832,791
Deferred revenue	1,936,643	504,221
Due to General Partner and affiliates	115,773	234,076
Distributions from joint ventures	146,110	585,996

Net cash provided by operating activities	6,053,079	1,933,766

Cash flows from investing activities:
Purchase of equipment	(58,922,745)	(9,001,888)
Investment in joint venture	-	(111,987)
Distributions received from joint ventures in excess of profits	98,898	453,123
Investment in note receivable	-	(10,236,727)
Repayment on notes receivable	1,536,563	-

Net cash used in investing activities	(57,287,284)	(18,897,479)

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(907,292)	-
Sale of limited partnership interests	33,326,751	30,798,446
Sales and offering expenses paid	(3,084,050)	(2,911,714)
Deferred charges	(100,000)	(80,066)
Investment by noncontrolling interest	12,191,868	-
Distributions to noncontrolling interest	(97,311)	-
Cash distributions to partners	(3,991,141)	(1,493,511)
Redemption of limited partnership interest	(29,031)	-

Net cash provided by financing activities	37,309,794	26,313,155

Net (decrease) increase in cash and cash equivalents	(13,924,411)	9,349,442
Cash and cash equivalents, beginning of the period	64,317,006	27,074,324

Cash and cash equivalents, end of the period	$50,392,595	$36,423,766

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$513,462	$-

Supplemental disclosure of non-cash investing and financing activities:

Underwriting fees due to ICON Securities	$18,108	$-
Organizational and offering expenses due to Investment Manager	$65,726	$123,347
Sales commissions due to third parties	$-	$61,615
Organizational and offering expenses charged to equity	$534,465	$235,696
Equipment purchased with non-recourse long-term debt paid directly by lender	$128,000,000	$-
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$10,450,296	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and consolidated subsidiaries (“the Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of ICON GP 14, LLC, a Delaware limited liability company (“the General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital” and also the “Investment Manager”), all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest income from notes receivable has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the Partnership adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period will be required for the Partnership’s consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements as of March 31, 2011.

(2)	Notes Receivable

Effective January 1, 2011, the Partnership exchanged its 42.62% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $6,830,000, which accrue interest at 15% and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(2)	Notes Receivable - continued

 Prior to the exchange, the results of operations of the joint venture for the three months ended March 31, 2010 were as summarized below:

Three Months Ended
March 31, 2010
Revenue	$753,324
Net income	$647,756
Partnership's share of net income	$291,490

Effective January 1, 2011, the Partnership exchanged its 40.20% ownership interest in a joint venture for an assignment of its proportionate share of the future cash flows of a loan receivable from Quattro Plant Limited (“Quattro”), which was previously owned by the joint venture.  As a result of this assignment, the Partnership recorded a loan receivable of approximately £2,028,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Prior to the exchange, the results of operations of the joint venture for the three months ended March 31, 2010 were as summarized below:

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

The Partnership’s notes receivable are limited in number and are spread across a wide range of industries. Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a reserve should be established or the note should be restructured. As of March 31, 2011 and December 31, 2010, the Investment Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2011	2010
Minimum rents receivable	$76,233,994	$70,027,335
Estimated residual value	45,065,365	43,641,942
Initial direct costs, net	1,847,765	1,685,898
Unearned income	(43,984,791)	(43,821,423)

Net investment in finance leases	$79,162,333	$71,533,752

On February 28, 2011, the Partnership purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The base term of the schedule is for a period of 36 months, which commenced on March 1, 2011.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at March 31, 2011:

For the period April 1 to December 31, 2011	$10,950,843
For the year ending December 31, 2012	14,583,123
For the year ending December 31, 2013	13,220,610
For the year ending December 31, 2014	10,371,418
For the year ending December 31, 2015	9,855,000
Thereafter	17,253,000
$76,233,994

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2011	2010
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - Product Tankers	174,693,630	-
	199,500,989	24,807,359
Less: Accumulated depreciation	5,167,980	4,116,560
	$194,333,009	$20,690,799

Depreciation expense was $1,051,420 and $696,108 for the three months ended March 31, 2011 and 2010, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(4)	Leased Equipment at Cost – continued

On March 29, 2011, the Partnership and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity managed by the Investment Manager, entered into a joint venture owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years. The aggregate purchase price of the AET Vessels was $170,000,000, of which $150,000,000 was ultimately financed through non-recourse long term debt (see Note 6).

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years and thereafter consisted of the following at March 31, 2011:

For the period April 1 to December 31, 2011	$23,328,922
For the year ending December 31, 2012	30,515,542
For the year ending December 31, 2013	28,117,592
For the year ending December 31, 2014	22,168,448
For the year ending December 31, 2015	19,009,656
Thereafter	97,426,988
$220,567,148

(5)	Investments in Joint Ventures

On June 26, 2009, the Partnership and Fund Twelve entered into a joint venture for the purpose of investing in eight new Ariel natural gas compressors.

The results of operations of the joint venture are summarized below:

	Three Months Ended March 31,
	2011	2010
Revenue	$613,955	$613,955
Net income	$360,472	$379,403
Partnership's share of net income	$146,110	$170,732

(6)	Non-Recourse Long-Term Debt

On March 29, 2011, the Partnership borrowed $128,000,000 in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the Aframax tankers will accrue interest at a rate of 3.3075% through June 29, 2011 and will thereafter be fixed using an interest rate swap contract at 4.5550% through maturity on March 29, 2014. The $110,000,000 of debt relating to the VLCCs will accrue interest at a rate of 3.3075% through June 29, 2011 and will thereafter be fixed using an interest rate swap contract at 6.3430% through maturity on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, the Partnership borrowed $22,000,000 of subordinated non-recourse long term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of 60 months and at the Partnership’s option may be extended for an additional twelve months. The loan is secured by an interest in the equity of certain subsidiaries that own the AET Vessels.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

As of March 31, 2011, the Partnership had capitalized net debt financing costs of $4,128,258.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at March 31, 2011:

For the period April 1 to December 31, 2011	$10,889,584
For the year ending December 31, 2012	17,529,168
For the year ending December 31, 2013	18,129,168
For the year ending December 31, 2014	18,654,168
For the year ending December 31, 2015	12,829,168
Thereafter	91,704,160
$169,735,416

(7)	Revolving Line of Credit, Recourse

As of March 31, 2011, the Partnership and certain entities managed by the Investment Manager (collectively, the “Borrowers”) were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

On May 10, 2011, the Partnership entered into a Commercial Loan Agreement (the “Loan Agreement”) with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $15,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

Pursuant to the Loan Agreement, the Partnership is required to comply with certain covenants.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(8)	Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2011	2010
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$59,367	$203,413
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	943,477	894,330
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	3,491,112	745,332
ICON Capital Corp.	Investment Manager	Management fees (4)	336,186	78,611
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	1,192,961	940,577
			$6,023,103	$2,862,263

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At March 31, 2011, the Partnership had a net payable of $776,795 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements in the amount of approximately $693,000.

From April 1, 2011 to May 11, 2011, the Partnership raised an additional $17,871,880 in capital contributions and has paid or accrued underwriting fees to ICON Securities in the amount of $499,299.

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

	March 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$41,804,345	$42,151,831

Fixed rate non-recourse long term debt	$41,735,416	$43,857,660

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(10)	Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in a diverse pool of business essential equipment and corporate infrastructure (collectively, “Capital Assets”), the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within other assets in the Partnership’s consolidated balance sheet at March 31, 2011.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We commenced operations on June 19, 2009.  From such date to May 11, 2011, we raised $243,172,085 in total equity, and will continue to raise equity until our offering period ends on or before May 18, 2011. We will use a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and manages seven other public equipment leasing and finance funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

New Investments

•
On February 28, 2011, we purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The base term of the schedule is for a period of 36 months, which commenced on March 1, 2011.

•
On March 29, 2011, we and Fund Twelve entered into a joint venture, owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring the AET Vessels. The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed, and were simultaneously bareboat chartered to AET for a period of 10 years.

On April 5, 2011, we borrowed $22,000,000 of subordinated non-recourse long term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of 60 months and at our option may be extended for an additional twelve months. The loan is secured by an interest in the equity of certain subsidiaries that own the AET Vessels.

•	In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Investment Manager of approximately $3,500,000.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 42.62% ownership interest in a joint venture for our proportionate share of notes receivable from ION, which notes receivable were previously owned by the joint venture.  The aggregate princpal balance of the notes was approximately $6,830,000, which accrue interest at 15% and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

•
Effective January 1, 2011, we exchanged our 40.20% ownership interest in a joint venture for an assignment of our proportionate share of the future cash flows of a loan receivable from Quattro, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,028,000, which accrues interest at 20% and matures on October 1, 2012.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Recent Accounting Pronouncements

In 2010, we adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period will be required for our consolidated financial statements that include periods beginning on or after January 1, 2011.  See Note 1 to our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

We are currently in our offering period.  The minimum offering of $1,200,000 was achieved on June 19, 2009, the Commencement of Operations, and from the Commencement of Operations through March 31, 2011, we raised total equity of $225,300,205.  With the net proceeds from our offering, we will invest in Capital Assets.  As our investments mature, we may sell the Capital Assets and reinvest the proceeds in additional Capital Assets.

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Container Vessels	$67,434,026	56%	$68,035,817	65%
Marine - Product Tankers	14,400,000	12%	14,400,000	14%
Telecommunications equipment	11,728,307	10%	3,497,935	3%
Point of sale equipment	8,023,064	7%	8,803,709	8%
Analog seismic system equipment	6,473,890	5%	-	0%
Cranes and transportation equipment	5,053,125	4%	5,250,000	5%
Metal cladding and production equipment	4,800,000	4%	4,800,000	5%
Rail support construction equipment	3,054,266	2%	-	0%
	$120,966,678	100%	$104,787,461	100%

The total net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011 Quarter	2010 Quarter
Geden Holdings Limited	Marine - Container Vessels	48%	0%
Ocean Navigation 5 Co. Ltd. and Ocean	Marine - Product Tankers	14%	0%
Navigation 6 Co. Ltd.
Northern Capital Associates	Point of sale equipment	10%	69%
Global Crossing Telecommunications Inc.	Telecommunications equipment	3%	31%
		75%	100%

Finance income includes interest income from our notes receivable and finance income from our net investment in finance leases, which are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of March 31, 2011:

	March 31, 2011		December 31, 2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Product Tankers	$174,590,555	90%	$-	0%
Motor coaches	9,538,462	5%	9,821,498	47%
Packaging equipment	5,556,745	3%	5,712,161	28%
Telecommunications equipment	4,647,247	2%	5,157,140	25%
	$194,333,009	100%	$20,690,799	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011 Quarter	2010 Quarter
Global Crossing Telecommunications Inc.	Telecommunications equipment	39%	62%
Dillon's Bus Service, Inc. and	Motor coaches	28%	5%
Lakefront Lines, Inc.
Exopack, LLC	Packaging equipment	21%	33%
AET Inc. Limited	Marine - Product Tankers	12%	0%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Finance income	$3,945,374	$210,473	3,734,901
Rental income	1,699,791	1,075,749	624,042
Income from investments in joint ventures	146,110	667,496	(521,386)
Other income	176,479	22,861	153,618

Total revenue	$5,967,754	$1,976,579	3,991,175

Total revenue for the 2011 Quarter increased $3,991,175, or 201.9%, as compared to the 2010 Quarter.  The increase in finance income was primarily due to three finance leases and eight notes receivable that we entered into since the 2010 Quarter.  The increase in rental income was due to five operating leases that we entered into since the 2010 Quarter. The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Management fees	$336,186	$78,611	$257,575
Administrative expense reimbursements	1,192,961	940,577	252,384
General and administrative	368,459	241,007	127,452
Depreciation and amortization	1,361,648	705,843	655,805
Interest	599,130	-	599,130

Total expenses	$3,858,384	$1,966,038	$1,892,346

Total expenses for the 2011 Quarter increased $1,892,346, or 96.3%, as compared to the 2010 Quarter. The increase in depreciation and amortization expense was primarily due to the equipment acquired under the five operating leases that we entered into since the 2010 Quarter. Interest expense increased as a result of the debt incurred on our transactions since the 2010 Quarter and management fees and administrative expense reimbursements have increased due to our increased transaction volume.

Noncontrolling Interest

Net income attributable to noncontrolling interests for the 2011 Quarter increased $41,009, as compared to the 2010 Quarter.  The increase was primarily due to a third party’s investment in a previous Global Crossing transaction.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2011 Quarter and the 2010 Quarter was $2,068,361 and $10,541, respectively. The net income attributable to us per weighted average limited partnership interest outstanding for the 2011 Quarter and the 2010 Quarter was $9.82 and $0.12.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2011 compared to December 31, 2010.

Total Assets

Total assets increased $169,272,929, from $209,982,733 at December 31, 2010 to $379,255,662 at March 31, 2011.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in four debt financed operating leases and one finance lease.

Total Liabilities

Total liabilities increased $129,382,520, from $47,517,990 at December 31, 2010 to $176,900,510 at March 31, 2011. The increase primarily related to the non-recourse long term debt incurred relating to the purchase of the AET Vessels.

Equity

Equity increased $39,890,409, from $162,464,743 at December 31, 2010 to $202,355,152 at March 31, 2011. The increase primarily related to the cash proceeds received from the sale of our Interests, Fund Twelve’s noncontrolling interest in the AET Vessels and our net income for the 2011 Quarter, which was offset by the distributions paid to our partners and selling and offering expenses related to the sale of our Interests.

Liquidity and Capital Resources

Summary

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $50,392,595 and $64,317,006, respectively.  In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  During our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities.

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

For the period from the Commencement of Operations through March 31, 2011, we sold 226,373 Interests, representing $225,300,205 of capital contributions.  We admitted 6,169 limited partners.  For the period from the Commencement of Operations through March 31, 2011, we have paid or accrued sales commissions to third parties of $15,054,476 and underwriting commissions to ICON Securities of $6,511,997.  In addition, organization and offering expenses of $2,712,036 were paid or incurred by us, our General Partner or its affiliates during this period.

Operating Activities

Cash provided by operating activities increased $4,119,313, from $1,933,766 in the 2010 Quarter to $6,053,079 in the 2011 Quarter.  The increase was primarily due to cash collections of finance and rental income on a larger base of investments offset by increased payments of management fees and administrative expense reimbursements related to our increased activity during the 2011 Quarter.

Investing Activities

Cash used in investing activities increased $38,389,805, from $18,897,479 in the 2010 Quarter to $57,287,284 in the 2011 Quarter. The increase was primarily due to the increased volume of investments offset by repayments of notes receivable during the 2011 Quarter.

Financing Activities

Cash provided by financing activities increased $10,996,639, from $26,313,155 in the 2010 Quarter to $37,309,794 in the 2011 Quarter. The increase was primarily due to the increase in proceeds from the sale of our Interests and the proceeds from the sale of a noncontrolling interest in a subsidiary to Fund Twelve, which was partially offset by an increase in distributions to partners during the 2011 Quarter.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period.  We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, we, along with certain entities managed by our Investment Manager, had a revolving line of credit of up to $30,000,000 with CB&T available as of March 31, 2011.  Such revolving line of credit was terminated on May 10, 2011 and replaced by a dedicated revolving line of credit on similar terms with CB&T of up to $15,000,000 available to fund our short-term liquidity needs.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2011 of $169,735,416. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $39,911, $3,951,230 and $97,311 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2011 Quarter.

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within our other assets in our consolidated balance sheet at March 31, 2011.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and is anticipated to end no later than May 2011.  From May 18, 2009 through March 31, 2011, we received capital contributions in the amount of $225,300,205.  For the period from the Commencement of Operations through March 31, 2011, we have paid or accrued sales commissions to unrelated third parties of $15,054,476 and underwriting commissions to ICON Securities of $6,511,997.  In addition, organizational and offering expenses in the amount of $2,712,039 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $201,021,693.

From April 1, 2011 through May 11, 2011, we received additional capital contributions in the amount of $17,871,880.  For the period from April 1, 2011 through May 11, 2011, we have paid or accrued sales commissions to unrelated third parties of $1,153,832 and underwriting commissions to ICON Securities of $499,299.  In addition, organizational and offering expenses in the amount of $89,889 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $16,128,860.

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

10.7
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

10.8	Commercial Loan Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

May 16, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

23