Form 10-Q
period 2011-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2011-08-12
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[x] Yes     [  ] No

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on August 8, 2011 is 258,832.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	June 30,
	2011	December 31,
	(unaudited)	2010
Cash and cash equivalents	$70,313,721	$64,317,006
Net investment in finance leases	152,534,132	71,533,752
Leased equipment at cost (less accumulated depreciation of
$9,591,524 and $4,116,560, respectively)	189,820,835	20,690,799
Notes receivable	40,324,076	33,253,709
Investments in joint ventures	3,635,042	14,329,717
Other assets, net	13,187,517	5,857,750

Total Assets	$469,815,323	$209,982,733

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$231,311,184	$42,642,708
Derivative instruments	4,830,947	-
Deferred revenue	4,132,268	2,275,342
Due to General Partner and affiliates	2,344,152	700,073
Accrued expenses and other liabilities	9,251,996	1,899,867

Total Liabilities	251,870,547	47,517,990

Commitments and contingencies (Note 11)

Equity:
Partners’ Equity (Deficit):
Limited Partners	211,687,585	161,777,674
General Partner	(185,067)	(100,032)

Total Partners’ Equity	211,502,518	161,677,642

Noncontrolling Interests	6,442,258	787,101

Total Equity	217,944,776	162,464,743

Total Liabilities and Equity	$469,815,323	$209,982,733

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Finance income	$4,297,668	$623,559	$8,243,042	$834,032
Rental income	7,994,863	1,368,412	9,694,654	2,444,161
Income from investments in joint ventures	154,718	643,384	300,828	1,310,880
Other income	83,477	41,093	259,956	63,954

Total revenue	12,530,726	2,676,448	18,498,480	4,653,027

Expenses:
Management fees	480,542	129,460	816,728	208,071
Administrative expense reimbursements	2,162,386	1,602,823	3,355,347	2,543,400
General and administrative	569,200	323,495	937,659	564,502
Depreciation and amortization	4,712,627	931,357	6,074,275	1,637,200
Interest	2,504,735	-	3,103,865	-
Loss on financial instruments	4,811,119	-	4,811,119	-

Total expenses	15,240,609	2,987,135	19,098,993	4,953,173

Net loss	(2,709,883)	(310,687)	(600,513)	(300,146)

Less: Net (loss) income attributable to noncontrolling interests	(858,914)	26,730	(817,905)	26,730

Net (loss) income attributable to Fund Fourteen	$(1,850,969)	$(337,417)	$217,392	$(326,876)

Net (loss) income attributable to Fund Fourteen allocable to:
Limited Partners	$(1,832,459)	$(334,043)	$215,218	$(323,607)
General Partner	(18,510)	(3,374)	2,174	(3,269)

	$(1,850,969)	$(337,417)	$217,392	$(326,876)

Weighted average number of limited
partnership interests outstanding	247,140	117,468	227,896	101,202

Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(7.41)	$(2.84)	$0.94	$(3.20)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Balance, December 31, 2010	192,774	$161,777,674	$(100,032)	$161,677,642	$787,101	$162,464,743

Net income	-	2,047,677	20,684	2,068,361	41,009	2,109,370
Repurchase of limited partnership interests	(35)	(29,031)	-	(29,031)	-	(29,031)
Proceeds from sale of limited partnership interests	33,599	33,326,751	-	33,326,751	-	33,326,751
Sales and offering expenses	-	(3,620,097)	-	(3,620,097)	-	(3,620,097)
Cash distributions	-	(3,951,230)	(39,911)	(3,991,141)	(97,311)	(4,088,452)
Investment by noncontrolling interest	-	-	-	-	12,191,868	12,191,868

Balance, March 31, 2011 (unaudited)	226,338	189,551,744	(119,259)	189,432,485	12,922,667	202,355,152

Net loss	-	(1,832,459)	(18,510)	(1,850,969)	(858,914)	(2,709,883)
Repurchase of limited partnership interests	(30)	(24,467)	-	(24,467)	-	(24,467)
Proceeds from sale of limited partnership interests	32,524	32,346,782	-	32,346,782	-	32,346,782
Sales and offering expenses	-	(3,671,498)	-	(3,671,498)	-	(3,671,498)
Cash distributions	-	(4,682,517)	(47,298)	(4,729,815)	(5,621,495)	(10,351,310)

Balance, June 30, 2011 (unaudited)	258,832	$211,687,585	$(185,067)	$211,502,518	$6,442,258	$217,944,776

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(600,513)	$(300,146)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(4,703,287)	(218,304)
Income from investments in joint ventures	(300,828)	(1,310,880)
Depreciation and amortization	6,074,275	1,637,200
Interest expense from amortization of debt financing costs	189,589	-
Interest expense, other	26,857
Other financial gain	(114,894)	-
Loss on financial instruments	4,811,119	-
Loss on partial sale of interests in joint ventures	-	25,045
Changes in operating assets and liabilities:
Collection of finance leases	7,329,750	541,574
Other assets, net	(8,068,672)	(2,058,464)
Accrued expenses and other liabilities	366,255	1,500,967
Deferred revenue	1,812,044	862,502
Due to General Partner and affiliates	1,627,867	89,567
Distributions from joint ventures	300,828	1,198,271

Net cash provided by operating activities	8,750,390	1,967,332

Cash flows from investing activities:
Purchase of equipment	(79,564,939)	(15,013,976)
Investment in joint venture	-	(151,937)
Distributions received from joint ventures in excess of profits	182,704	821,906
Investment in joint ventures by noncontrolling interest	-	1,350,000
Investment in note receivable	-	(10,236,727)
Repayment on notes receivable	3,012,046	227,158

Net cash used in investing activities	(76,370,189)	(23,003,576)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	22,000,000	-
Repayments of non-recourse long-term debt	(5,331,524)	-
Sale of limited partnership interests	65,673,533	63,945,009
Sales and offering expenses paid	(6,166,877)	(6,099,758)
Deferred charges	(257,226)	(438,741)
Investment by noncontrolling interest	12,191,868	1,000,000
Distributions to noncontrolling interest	(5,718,806)	(97,311)
Cash distributions to partners	(8,720,956)	(3,635,445)
Repurchase of limited partnership interest	(53,498)	-

Net cash provided by financing activities	73,616,514	54,673,754

Net increase in cash and cash equivalents	5,996,715	33,637,510
Cash and cash equivalents, beginning of the period	64,317,006	27,074,324

Cash and cash equivalents, end of the period	$70,313,721	$60,711,834

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$2,739,086	$-

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$22,571	$218,046
Sales commissions due to third parties	$-	$54,935
Organizational and offering expenses charged to equity	$1,124,718	$550,555
Equipment purchased with non-recourse long-term debt paid directly by lender	$172,000,000	$-
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$10,450,296	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and consolidated subsidiaries (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital” or the “Investment Manager”), all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest income from notes receivable has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the Partnership adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the Partnership’s consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements as of June 30, 2011.

(2)	Notes Receivable

Effective January 1, 2011, the Partnership exchanged its 42.62% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $6,830,000. The notes accrue interest at 15% and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(2)	Notes Receivable - continued

 Prior to the exchange, the results of operations of the joint venture for three and six months ended June 30, 2010 were as summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$723,395	$1,476,719
Net income	$724,318	$1,372,074
Partnership’s share of net income	$308,675	$600,165

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

Prior to the exchange, the results of operations of the joint venture for the three and six months ended June 30, 2010 were as summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$554,343	$1,125,808
Net income	$449,081	$905,245
Partnership’s share of net income	$180,508	$385,782

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(2)	Notes Receivable – continued

The Partnership’s notes receivable are limited in number and are spread across a wide range of industries. Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a reserve should be established or the note should be restructured. As of June 30, 2011 and December 31, 2010, the Investment Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2011	2010
Minimum rents receivable	$180,020,445	$70,027,335
Estimated residual value	46,187,720	43,641,942
Initial direct costs, net	3,652,618	1,685,898
Unearned income	(77,326,651)	(43,821,423)

Net investment in finance leases	$152,534,132	$71,533,752

On February 28, 2011, the Partnership purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the schedule is for a period of 36 months, which commenced on March 1, 2011.

On June 9, 2011, the Partnership, through a joint venture with ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity managed by the Investment Manager, purchased information technology equipment for the purchase price of approximately $6,359,000 and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, which commenced on July 1, 2011. As of June 9, 2011, the Partnership had a 100% ownership in the joint venture. Pursuant to the terms of the joint venture, Fund Fifteen may contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment. On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which the Partnership’s and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively.

On June 21, 2011, the Partnership purchased a crude oil tanker for the purchase price of $69,000,000, of which $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit.  Simultaneously the tanker was bareboat chartered to Center Navigation Ltd., a wholly-owned subsidiary of Geden Holdings Ltd. ("Geden"), for a period of five years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(3)	Net Investment in Finance Leases – continued

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at June 30, 2011:

For the period July 1 to December 31, 2011	$12,369,437
For the year ending December 31, 2012	24,346,266
For the year ending December 31, 2013	22,963,753
For the year ending December 31, 2014	18,892,989
For the year ending December 31, 2015	17,155,000
Thereafter	84,293,000
$180,020,445

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2011	2010
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - Crude oil tanker	174,605,000	-
	199,412,359	24,807,359
Less: Accumulated depreciation	9,591,524	4,116,560
	$189,820,835	$20,690,799

Depreciation expense was $4,423,544 and $874,310 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $5,474,964 and $1,570,418 for the six months ended June 30, 2011 and 2010, respectively.

On March 29, 2011, the Partnership and Fund Twelve entered into a joint venture owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000 and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000 and were simultaneously bareboat chartered to AET for a period of 10 years. The aggregate purchase price of the AET Vessels was $170,000,000, of which $150,000,000 was ultimately financed through non-recourse long-term debt.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years and thereafter consisted of the following at June 30, 2011:

For the period July 1 to December 31, 2011	$15,598,140
For the year ending December 31, 2012	30,515,542
For the year ending December 31, 2013	28,117,592
For the year ending December 31, 2014	22,201,708
For the year ending December 31, 2015	19,009,656
Thereafter	97,426,988
$212,869,626

(5)	Investments in Joint Ventures

On June 26, 2009, the Partnership and Fund Twelve entered into a joint venture for the purpose of investing in eight new Ariel natural gas compressors.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$613,955	$613,955	$1,227,910	$1,227,910
Net income	$381,708	$380,434	$742,181	$759,837
Partnership’s share of net income	$154,718	$154,201	$300,828	$324,933

(6)	Non-Recourse Long-Term Debt

On March 29, 2011, the Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the Aframax tankers accrued interest at a rate of 3.3075% through June 29, 2011 and is thereafter fixed at 4.5550% through maturity on March 29, 2014 pursuant to a swap agreement. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% through June 29, 2011 and is thereafter fixed at 6.3430% through maturity on March 29, 2021 pursuant to a swap agreement. The lender has a security interest in the AET Vessels.

On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of 60 months and at the Partnership’s option may be extended for an additional twelve months. The loan is secured by an interest in the equity of the joint venture.

On June 21, 2011, the Partnership borrowed $44,000,000 in connection with the acquisition of a crude oil tanker. The loan is for a period of five years with an interest rate fixed at 5.235% pursuant to a swap agreement.

As of June 30, 2011, the Partnership had capitalized net debt financing costs of $4,850,974.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(6)	Non-Recourse Long-Term Debt - continued

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at June 30, 2011:

For the period July 1 to December 31, 2011	$9,358,266
For the year ending December 31, 2012	22,516,662
For the year ending December 31, 2013	23,369,059
For the year ending December 31, 2014	37,823,869
For the year ending December 31, 2015	15,769,168
Thereafter	122,474,160
$231,311,184

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities managed by the Investment Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  The Prior Loan Agreement was terminated effective May 10, 2011.

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

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At June 30, 2011, there were no obligations outstanding under the Loan Agreement.

Pursuant to the Loan Agreement, the Partnership is required to comply with certain covenants.  At June 30, 2011, the Partnership was in compliance with all covenants under the Loan Agreement.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(8)	Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$214,071	$453,374	$273,438	$656,787
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	933,757	956,237	1,877,234	1,850,567
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	4,050,184	1,735,500	7,541,296	2,480,832
ICON Capital Corp.	Investment Manager	Management fees (4)	480,542	129,460	816,728	208,071
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	2,162,386	1,602,823	3,355,347	2,543,400
			$7,840,940	$4,877,394	$13,864,043	$7,739,657

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At June 30, 2011, the Partnership had a net payable of $2,344,152 due to the General Partner and its affiliates that primarily consisted of acquisition fees of $1,725,000.

(9)	Derivative Financial Instruments

The Partnership may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The Partnership enters into these instruments only for hedging underlying exposures. The Partnership does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the Partnership believes that these are effective economic hedges.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

The Partnership recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. The Partnership recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Partnership must document and assess at inception and on an ongoing basis, the Partnership recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Non-designated Derivatives

As of June 30, 2011, the Partnership had five interest rate swaps with a notional balance of $124,975,000 that are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Partnership’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the Partnership making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Liability Derivatives
		June 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative instruments	$4,830,947	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2011 of $4,811,119 related to interest rate swaps.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Derivative Financial Instruments - continued

Derivative Risks

The Partnership manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the Partnership has with any individual bank and through the use of minimum credit quality standards for all counterparties. The Partnership does not require collateral or other security in relation to derivative financial instruments. Since it is the Partnership’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the Partnership considers the counterparty risk to be remote.

As of June 30, 2011, the fair value of the derivatives in a liability position was $4,830,947. In the event that the Partnership would be required to settle its obligations under the derivative contracts as of June 30, 2011, the termination value would be $4,972,179.

(10)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment, on the Partnership’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the Partnership’s material financial liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative Instruments	$-	$4,830,947	$-	$4,830,947

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(10)	Fair Value Measurements - continued

The Partnership’s derivative contracts, including interest rate swaps, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative contracts and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	June 30, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$40,324,076	$41,073,871

Fixed rate non-recourse long term debt	$40,828,124	$42,570,905

Other liabilities	$6,912,268	$7,585,025

(11)	Commitments and Contingencies

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

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within other assets in the Partnership’s consolidated balance sheet at June 30, 2011.

(12)	Subsequent Events

On July 15, 2011, a joint venture between the Partnership and Fund Twelve amended the master lease agreement with the lessee. The amendment requires the lessee to purchase the assets under lease upon termination. As a result, the joint venture received an amendment fee of $500,000.

On July 26, 2011, the Partnership made a secured term loan in the amount of $9,465,000 to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”). The loan accrues interest at 14% and matures on September 1, 2016.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period, from May 18, 2009 to May 18, 2011, we raised $257,646,987. Our operating period commenced on May 19, 2011. We invest a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during our liquidation period.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and manages eight other public equipment leasing and finance funds.

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

On April 5, 2011, we borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of 60 months and at our option may be extended for an additional twelve months. The loan is secured by an interest in the equity of certain subsidiaries that own the AET Vessels.

•
On June 9, 2011, we, through a joint venture with Fund Fifteen, purchased information technology equipment for the purchase price of approximately $6,359,000 and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, which commenced on July 1, 2011. As of June 9, 2011, we had a 100% ownership in the joint venture. Pursuant to the terms of the joint venture, Fund Fifteen may contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment. On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which our and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively.

•
On June 21, 2011, we purchased a crude oil tanker for the purchase price of $69,000,000, of which $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation Ltd., a wholly-owned subsidiary of Geden, for a period of five years.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 42.62% ownership interest in a joint venture for our proportionate share of notes receivable from ION, which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $6,830,000.  The notes accrue interest at 15% and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

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

Acquisition Fees

In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Investment Manager of approximately $7,500,000.

Subsequent Events

On July 15, 2011, one of our joint ventures amended its master lease agreement with the lessee. The amendment requires the lessee to purchase the assets under lease upon termination. As a result, our joint venture received an amendment fee of $500,000.

On July 26, 2011, we made a secured term loan in the amount of $9,465,000 to Western Drilling. The loan accrues interest at 14% and matures on September 1, 2016.

Recent Accounting Pronouncements

In 2010, we adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for our consolidated financial statements that include periods beginning on or after January 1, 2011. See Note 1 to our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Asset Types	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - Crude oil tanker	$82,610,413	42%	$14,400,000	14%
Marine - Dry bulk vessels	66,788,182	35%	68,035,817	65%
Telecommunications equipment	17,535,537	9%	3,497,935	3%
Point of sale equipment	7,428,541	4%	8,803,709	8%
Analog seismic system equipment	5,977,305	3%	-	-
Cranes & transportation equipment	4,856,250	3%	5,250,000	5%
Metal cladding & production equipment	4,612,500	2%	4,800,000	5%
Rail support construction equipment	3,049,480	2%	-	-
	$192,858,208	100%	$104,787,461	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011 Quarter	2010 Quarter
Geden Holdings Ltd.	Marine - Dry bulk vessels	44%	-
Geden Holdings Ltd.	Marine - Crude oil tanker	4%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	13%	-
Northern Capital Associates	Point of sale equipment	8%	75%
Global Crossing Telecommunications Inc.	Telecommunications equipment	11%	25%
		80%	100%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Asset Types	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - Crude oil tanker	$171,026,725	90%	$-	-
Motor coaches	9,255,426	5%	9,821,498	47%
Packaging equipment	5,401,329	3%	5,712,161	28%
Telecommunications equipment	4,137,355	2%	5,157,140	25%
	$189,820,835	100%	$20,690,799	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011 Quarter	2010 Quarter
AET Inc. Limited	Marine - Crude oil tanker	81%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	8%	49%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	6%	25%
Exopack, LLC	Packaging equipment	5%	26%
		100%	100%

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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Finance income	$4,297,668	$623,559	$3,674,109
Rental income	7,994,863	1,368,412	6,626,451
Income from investments in joint ventures	154,718	643,384	(488,666)
Other income	83,477	41,093	42,384

Total revenue	$12,530,726	$2,676,448	$9,854,278

Total revenue for the 2011 Quarter increased $9,854,278, or 368.18%, as compared to the 2010 Quarter.  The increase in rental income was due to four operating leases that we entered into since the 2010 Quarter. The increase in finance income was primarily due to eight finance leases and eight notes receivable that we entered into since the 2010 Quarter.  The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Management fees	$480,542	$129,460	$351,082
Administrative expense reimbursements	2,162,386	1,602,823	559,563
General and administrative	569,200	323,495	245,705
Depreciation and amortization	4,712,627	931,357	3,781,270
Interest	2,504,735	-	2,504,735
Loss on financial instruments	4,811,119	-	4,811,119

Total expenses	$15,240,609	$2,987,135	$12,253,474

Total expenses for the 2011 Quarter increased $12,253,474, or 410.21%, as compared to the 2010 Quarter. The increase in loss on financial instruments was due to five new non-designated derivative instruments that we entered into during the 2011 Quarter. The increase in depreciation and amortization expense was primarily due to the equipment acquired under the four operating leases that we entered into during 2011. Interest expense increased as a result of the debt incurred on our transactions since the 2010 Quarter and management fees and administrative expense reimbursements have increased due to our increased transaction volume.

Noncontrolling Interest

Net loss attributable to noncontrolling interests for the 2011 Quarter increased $885,644 from net income attributable to noncontrolling interests for the 2010 Quarter.  The increase was primarily due to the net loss relating to Fund Twelve’s investment in the AET Vessels.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2011 Quarter and the 2010 Quarter was $1,850,969 and $337,417, respectively. The net loss attributed to us per weighted average limited partnership interest outstanding for the 2011 Quarter and the 2010 Quarter was $7.41 and $2.84, respectively.

Results of Operations for the Six Months Ended June 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011 Period	2010 Period
Geden Holdings Ltd.	Marine - Dry bulk vessels	46%	-
Geden Holdings Ltd.	Marine - Crude oil tanker	2%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	14%	-
Northern Capital Associates	Point of sale equipment	9%	74%
Global Crossing Telecommunications Inc.	Telecommunications equipment	9%	26%
		80%	100%

Interest income from our notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the finance income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011 Period	2010 Period
AET Inc. Limited	Marine - Crude oil tanker	69%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	14%	55%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	10%	16%
Exopack, LLC	Packaging equipment	7%	29%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Finance income	$8,243,042	$834,032	$7,409,010
Rental income	9,694,654	2,444,161	7,250,493
Income from investments in joint ventures	300,828	1,310,880	(1,010,052)
Other income	259,956	63,954	196,002

Total revenue	$18,498,480	$4,653,027	$13,845,453

Total revenue for the 2011 Period increased $13,845,453, or 297.56%, as compared to the 2010 Period.  The increase in finance income was primarily due to eight finance leases and eight notes receivable that we entered into since the 2010 Period.  The increase in rental income was due to four operating leases that we entered into since the 2010 Period. The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Management fees	$816,728	$208,071	$608,657
Administrative expense reimbursements	3,355,347	2,543,400	811,947
General and administrative	937,659	564,502	373,157
Depreciation and amortization	6,074,275	1,637,200	4,437,075
Interest	3,103,865	-	3,103,865
Loss on financial instruments	4,811,119	-	4,811,119

Total expenses	$19,098,993	$4,953,173	$14,145,820

Total expenses for the 2011 Period increased $14,145,820, or 285.59%, as compared to the 2010 Period. The increase in loss on financial instruments was due to five new non-designated derivative instruments that we entered into during the 2011 Period. The increase in depreciation and amortization expense was primarily due to the equipment acquired under the four operating leases that we entered during 2011. Interest expense increased as a result of the debt incurred on our transactions since the 2010 Period and management fees and administrative expense reimbursements have increased due to our increased transaction volume.

Noncontrolling Interest

Net loss attributable to noncontrolling interests for the 2011 Period increased $844,635 from net income attributable to noncontrolling interests for the 2010 Period.  The increase was primarily due to the net loss relating to Fund Twelve’s investment in the AET Vessels.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2011 Period and the 2010 Period was $217,392 and ($326,876), respectively. The net income (loss) attributed to us per weighted average limited partnership interest outstanding for the 2011 Period and the 2010 Period was $0.94 and ($3.20), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2011 compared to December 31, 2010.

Total Assets

Total assets increased $259,832,590, from $209,982,733 at December 31, 2010 to $469,815,323 at June 30, 2011.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in four debt financed operating leases and six finance leases, one of which was debt financed.

Total Liabilities

Total liabilities increased $204,352,557 from $47,517,990 at December 31, 2010 to $251,870,547 at June 30, 2011. The increase primarily related to the non-recourse long-term debt incurred relating to the purchase of the AET Vessels and a crude oil tanker.

Equity

Equity increased $55,480,033, from $162,464,743 at December 31, 2010 to $217,944,776 at June 30, 2011. The increase primarily related to the net cash proceeds received from the sale of our Interests and Fund Twelve’s noncontrolling interest in the AET Vessels, which was offset by distributions paid to our partners.

Liquidity and Capital Resources

Summary

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $70,313,721 and $64,317,006, respectively.  In addition, pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2011, the cash reserve was $1,288,235.  Since the commencement of our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we enter into new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, a revolving line of credit of up to $15,000,000 is available to fund our short-term liquidity needs.

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

For the period from June 19, 2009, the “Commencement of Operations,” through May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions.  We admitted 7,010 limited partners.  For the period from the Commencement of Operations through May 18, 2011, we have paid or accrued sales commissions to third parties of $17,201,964 and underwriting commissions to ICON Securities Corp. d/b/a ICON Investments (“ICON Investments”) of $7,445,754.  In addition, organization and offering expenses of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.

Operating Activities

Cash provided by operating activities increased $6,783,058, from $1,967,332 in the 2010 Period to $8,750,390 in the 2011 Period.  The increase was primarily due to cash collections of finance and rental income on a larger base of investments offset by increased payments of management fees and administrative expense reimbursements related to our increased activity during the 2011 Period.

Investing Activities

Cash used in investing activities increased $53,366,613, from $23,003,576 in the 2010 Period to $76,370,189 in the 2011 Period. The increase was primarily due to the increased volume of investments offset by repayments of notes receivable during the 2011 Period.

Financing Activities

Cash provided by financing activities increased $18,942,760, from $54,673,754 in the 2010 Period to $73,616,514 in the 2011 Period. The increase was primarily due to the increase in proceeds from the sale of our Interests, non-recourse long-term debt and the sale of a noncontrolling interest in a subsidiary to Fund Twelve, which was partially offset by an increase in distributions to partners and noncontrolling interest and repayments of non-recourse long-term debt during the 2011 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2011 of $231,311,184. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $87,209, $8,633,747 and $5,718,806 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2011 Period.

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within our other assets in our consolidated balance sheet at June 30, 2011.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on May 18, 2009 (SEC File No. 333-153849).  Our offering period commenced on May 18, 2009 and ended on May 18, 2011.  From May 18, 2009 through May 18, 2011, we received capital contributions in the amount of $257,646,987.  For the period from the Commencement of Operations through May 18, 2011, we have paid or accrued sales commissions to unrelated third parties of $17,201,964 and underwriting commissions to ICON Investments of $7,445,754.  In addition, organizational and offering expenses in the amount of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $230,073,159.

See the disclosure under “Recent Significant Transactions” in Item 2 of Part I for a discussion of the investments that we have made with our net offering proceeds.

Our Investment Manager consented to our repurchase of 30 Interests during the 2011 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited partnership agreement. Repurchased Interests have no voting rights and do not share in distributions with other members. Our limited partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued. The following table details our Interests repurchased for the three months ended June 30, 2011:

	Total Number of	Average Price Paid
Period	Interests Repurchased	Per Interest
April 1, 2011 through April 30, 2011	-	$-
May 1, 2011 through May 31, 2011	-	$-
June 1, 2011 through June 30, 2011	30	$815.57
Total	30

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

10.7
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011. (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.8
Commercial Loan Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011. (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 16, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

August 12, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

29