Form 10-Q
period 2011-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2011-11-10
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
 [x] Yes   [  ] No

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on November 7, 2011 is 258,832.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	September 30,
	2011	December 31,
	(unaudited)	2010
Cash and cash equivalents	$65,627,807	$64,317,006
Net investment in finance leases	150,320,139	71,533,752
Leased equipment at cost (less accumulated depreciation of
$13,927,811 and $4,116,560, respectively)	185,484,548	20,690,799
Notes receivable	47,946,268	33,253,709
Investments in joint ventures	-	14,329,717
Other assets, net	14,782,333	5,857,750

Total Assets	$464,161,095	$209,982,733

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$226,188,849	$42,642,708
Derivative instruments	10,874,580	-
Deferred revenue	4,501,296	2,275,342
Due to General Partner and affiliates	815,903	700,073
Accrued expenses and other liabilities	9,066,467	1,899,867

Total Liabilities	251,447,095	47,517,990

Commitments and contingencies (Note 11)

Equity:
Partners’ Equity (Deficit):
Limited Partners	205,884,121	161,777,674
General Partner	(243,688)	(100,032)

Total Partners’ Equity	205,640,433	161,677,642

Noncontrolling Interests	7,073,567	787,101

Total Equity	212,714,000	162,464,743

Total Liabilities and Equity	$464,161,095	$209,982,733

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Finance income	$6,332,777	$906,836	$14,575,819	$1,740,868
Rental income	7,847,405	1,487,851	17,542,059	3,932,012
Income from investments in joint ventures	1,073,263	567,943	1,374,091	1,878,823
Other (loss) income	(75,785)	55,025	184,171	118,979

Total revenue	15,177,660	3,017,655	33,676,140	7,670,682

Expenses:
Management fees	562,172	147,254	1,378,900	355,325
Administrative expense reimbursements	1,083,290	1,138,831	4,438,637	3,682,231
General and administrative	506,504	142,061	1,444,163	706,563
Depreciation and amortization	4,730,444	1,042,120	10,804,719	2,679,320
Interest	3,058,409	-	6,162,274	-
Loss on financial instruments	6,937,325	-	11,748,444	-

Total expenses	16,878,144	2,470,266	35,977,137	7,423,439

Net (loss) income	(1,700,484)	547,389	(2,300,997)	247,243

Less: Net (loss) income attributable to noncontrolling interests	(1,067,527)	26,293	(1,885,432)	53,023

Net (loss) income attributable to Fund Fourteen	$(632,957)	$521,096	$(415,565)	$194,220

Net (loss) income attributable to Fund Fourteen allocable to:
Limited Partners	$(626,627)	$515,885	$(411,409)	$192,278
General Partner	(6,330)	5,211	(4,156)	1,942

	$(632,957)	$521,096	$(415,565)	$194,220

Weighted average number of limited
partnership interests outstanding	258,832	147,266	238,321	116,726

Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(2.42)	$3.50	$(1.73)	$1.65

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interest	Equity
Balance, December 31, 2010	192,774	$161,777,674	$(100,032)	$161,677,642	$787,101	$162,464,743

Net income	-	2,047,677	20,684	2,068,361	41,009	2,109,370
Repurchase of limited partnership interests	(35)	(29,031)	-	(29,031)	-	(29,031)
Proceeds from sale of limited partnership interests	33,599	33,326,751	-	33,326,751	-	33,326,751
Sales and offering expenses	-	(3,620,097)	-	(3,620,097)	-	(3,620,097)
Cash distributions	-	(3,951,230)	(39,911)	(3,991,141)	(97,311)	(4,088,452)
Investment by noncontrolling interest	-	-	-	-	12,191,868	12,191,868

Balance, March 31, 2011 (unaudited)	226,338	189,551,744	(119,259)	189,432,485	12,922,667	202,355,152

Net loss	-	(1,832,459)	(18,510)	(1,850,969)	(858,914)	(2,709,883)
Repurchase of limited partnership interests	(30)	(24,467)	-	(24,467)	-	(24,467)
Proceeds from sale of limited partnership interests	32,524	32,346,782	-	32,346,782	-	32,346,782
Sales and offering expenses	-	(3,671,498)	-	(3,671,498)	-	(3,671,498)
Cash distributions	-	(4,682,517)	(47,298)	(4,729,815)	(5,621,495)	(10,351,310)

Balance, June 30, 2011 (unaudited)	258,832	211,687,585	(185,067)	211,502,518	6,442,258	217,944,776

Net loss	-	(626,627)	(6,330)	(632,957)	(1,067,527)	(1,700,484)
Cash distributions	-	(5,176,837)	(52,291)	(5,229,128)	(137,007)	(5,366,135)
Investment by noncontrolling interest	-	-	-	-	1,835,843	1,835,843

Balance, September 30, 2011 (unaudited)	258,832	$205,884,121	$(243,688)	$205,640,433	$7,073,567	$212,714,000

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,300,997)	$247,243
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Finance income	(8,962,648)	(362,583)
Income from investments in joint ventures	(1,374,091)	(1,878,823)
Depreciation and amortization	10,804,719	2,679,320
Interest expense from amortization of debt financing costs	463,409	-
Interest expense, other	137,733	-
Other financial gain	(31,016)	-
Loss on financial instruments	10,836,351	-
Loss on partial sale of interests in joint ventures	-	25,045
Changes in operating assets and liabilities:
Collection of finance leases	13,589,122	942,229
Other assets, net	(10,152,192)	(477,793)
Accrued expenses and other liabilities	88,251	1,641,665
Deferred revenue	2,208,562	2,264,101
Due to General Partner and affiliates	115,830	650,296
Distributions from joint ventures	1,374,091	1,878,823

Net cash provided by operating activities	16,797,124	7,609,523

Cash flows from investing activities:
Purchase of equipment	(79,564,939)	(15,013,976)
Asset purchase deposits	-	(26,266,401)
Investment in joint venture	-	(183,115)
Distributions received from joint ventures in excess of profits	3,817,746	1,357,417
Investment in joint ventures by noncontrolling interest	-	1,350,000
Investment in notes receivable	(9,465,000)	(37,032,227)
Repayment on notes receivable	4,778,195	881,513

Net cash used in investing activities	(80,433,998)	(74,906,789)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	22,000,000	-
Repayments of non-recourse long-term debt	(10,453,859)	-
Sale of limited partnership interests	65,673,533	92,093,560
Sales and offering expenses paid	(6,166,877)	(8,682,093)
Deferred charges	(273,438)	(738,740)
Investment by noncontrolling interests	14,027,711	1,000,000
Distributions to noncontrolling interests	(5,855,813)	(194,621)
Cash distributions to partners	(13,950,084)	(6,423,880)
Repurchase of limited partnership interests	(53,498)	-

Net cash provided by financing activities	64,947,675	77,054,226

Net increase in cash and cash equivalents	1,310,801	9,756,960
Cash and cash equivalents, beginning of the period	64,317,006	27,074,324

Cash and cash equivalents, end of the period	$65,627,807	$36,831,284

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$6,463,324	$-

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$-	$30,377
Sales commissions due to third parties	$-	$121,376
Organizational and offering expenses charged to equity	$1,124,718	$934,863
Equipment purchased with non-recourse long-term debt paid directly by lender	$172,000,000	$-
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$10,450,296	$-
Equipment purchased with subordinated financing provided by seller	$9,000,000	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and consolidated subsidiaries (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the general partner, ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital” or the “Investment Manager”), all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the interim period are not necessarily indicative of the results for the full year.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation. Interest income from notes receivable has been reclassified to finance income within the consolidated statements of operations.

Recent Accounting Pronouncements

In 2010, the Partnership adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowances for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period are required for the Partnership’s consolidated financial statements effective January 1, 2011. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements.

(2)	Notes Receivable

Effective January 1, 2011, the Partnership exchanged its 42.62% ownership interest in a joint venture for its proportionate share of notes receivable from ION Geophysical Corp. (“ION”), which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $6,830,000 and the notes bear interest at 15% per year and mature on August 1, 2014. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(2)	Notes Receivable – continued

 Prior to the exchange, the results of operations of the joint venture for three and nine months ended September 30, 2010 were as summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$692,329	$2,169,048
Net income	$651,684	$2,023,758
Partnership’s share of net income	$277,722	$877,887

Effective January 1, 2011, the Partnership exchanged its 40.20% ownership interest in a joint venture for an assignment of its proportionate share of the future cash flows of a loan receivable from Quattro Plant Limited (“Quattro”), which was previously owned by the joint venture. As a result of this assignment, the Partnership recorded a loan receivable of approximately £2,028,000, which bears interest at 20% per year and matures on October 1, 2012. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Prior to the exchange, the results of operations of the joint venture for the three and nine months ended September 30, 2010 were as summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$440,368	$1,566,176
Net income	$338,207	$1,243,451
Partnership’s share of net income	$135,943	$521,725

On July 26, 2011, the Partnership made a secured term loan in the amount of $9,465,000 to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”). The loan bears interest at the rate of 14% per year, matures on September 1, 2016 and is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(2)	Notes Receivable – continued

The Partnership’s notes receivable are limited in number and are spread across a wide range of industries. Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes. Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history. If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a reserve should be established or the note should be restructured. As of September 30, 2011 and December 31, 2010, the Investment Manager determined that no allowance for credit losses was required.

Interest income recognized on notes receivable is included in finance income within the consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2011	2010
Minimum rents receivable	$173,761,076	$70,027,335
Estimated residual value	46,187,720	43,641,942
Initial direct costs, net	3,466,124	1,685,898
Unearned income	(73,094,781)	(43,821,423)

Net investment in finance leases	$150,320,139	$71,533,752

On February 28, 2011, the Partnership purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The base term of the lease schedule is for a period of thirty six months commencing March 1, 2011.

On June 9, 2011, the Partnership, through a joint venture with ICON ECI Fund Fifteen, L.P., an entity managed by the Investment Manager (“Fund Fifteen”), purchased information technology equipment for the purchase price of approximately $6,359,000 and simultaneously leased the equipment to Global Crossing.  The base term of the lease schedule is for a period of thirty six months commencing July 1, 2011.  As of June 9, 2011, the Partnership had a 100% ownership in the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen may contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which, the Partnership’s and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, the Partnership exchanged its 70.8% ownership interest in the joint venture for its proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No gain or loss was recorded as a result of this transaction.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(3)	Net Investment in Finance Leases – continued

On June 21, 2011, the Partnership purchased a crude oil tanker for the purchase price of $69,000,000, of which $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit.  Simultaneously, the tanker was bareboat chartered to Center Navigation Ltd., a wholly-owned subsidiary of Geden Holdings Ltd. (“Geden”), for a period of five years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at September 30, 2011:

For the period October 1 to December 31, 2011	$6,110,068
For the year ending December 31, 2012	24,346,266
For the year ending December 31, 2013	22,963,753
For the year ending December 31, 2014	18,892,989
For the year ending December 31, 2015	17,155,000
Thereafter	84,293,000
$173,761,076

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2011	2010
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - Crude oil tankers	174,605,000	-
	199,412,359	24,807,359
Less: Accumulated depreciation	13,927,811	4,116,560
	$185,484,548	$20,690,799

Depreciation expense was $4,336,287 and $948,344 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $9,811,251 and $2,518,762 for the nine months ended September 30, 2011 and 2010, respectively.

On March 29, 2011, the Partnership and ICON Leasing Fund Twelve, LLC, an entity managed by the Investment Manager (“Fund Twelve”), entered into a joint venture owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000 and simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000 and simultaneously bareboat chartered to AET for a period of ten years. The aggregate purchase price of the AET Vessels was $170,000,000, of which $150,000,000 was ultimately financed through non-recourse long-term debt.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(4)	Leased Equipment at Cost – continued

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable operating leases over the next five years and thereafter consisted of the following at September 30, 2011:

For the period October 1 to December 31, 2011	$7,799,070
For the year ending December 31, 2012	30,515,542
For the year ending December 31, 2013	28,117,592
For the year ending December 31, 2014	22,201,708
For the year ending December 31, 2015	19,009,656
Thereafter	97,426,988
$205,070,556

(5)	Investments in Joint Ventures

On July 15, 2011, a joint venture owned 40.53% by the Partnership, 49.54% by Fund Twelve and 9.93% by an unaffiliated third-party amended the master lease agreement with Atlas Pipeline Mid-Continent LLC (“Atlas”).  As a result, the joint venture received an amendment fee of $500,000.

On September 14, 2011, the joint venture entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

On September 29, 2011, the Partnership received a distribution of approximately $4,300,000 from the joint venture, which included the return of the Partnership’s capital.  In connection with the distribution, the Partnership reduced its investment in the joint venture to zero and recorded approximately $949,000 of additional income from investments in joint ventures.

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$408,686	$613,955	$1,636,596	$1,841,865
Net income	$307,733	$380,624	$1,049,914	$1,140,461
Partnership’s share of net income	$1,073,263	$154,278	$1,374,091	$479,211

(6)	Non-Recourse Long-Term Debt

On March 29, 2011, the Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the Aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed at 4.5550% per year through maturity on March 29, 2014 pursuant to a swap agreement. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed at 6.3430% per year through maturity on March 29, 2021 pursuant to a swap agreement. The lender has a security interest in the AET Vessels.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(6)	Non-Recourse Long-Term Debt – continued

On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of sixty months and at the Partnership’s option may be extended for an additional twelve months. The loan is secured by an interest in the equity of the joint venture.

On June 21, 2011, the Partnership borrowed $44,000,000 in connection with the acquisition of a crude oil tanker. The loan is for a period of five years and bears interest at 3.500% per year through September 21, 2011 and is thereafter fixed at 5.235% per year through maturity pursuant to a swap agreement.

As of September 30, 2011, the Partnership had capitalized net debt financing costs of $4,577,156. The Partnership recognized interest expense from the amortization of debt financing costs of $273,820 and $463,409 for the three and nine months ended September 30, 2011, respectively.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at September 30, 2011:

For the period October 1 to December 31, 2011	$4,235,931
For the year ending December 31, 2012	22,516,662
For the year ending December 31, 2013	23,369,059
For the year ending December 31, 2014	37,823,869
For the year ending December 31, 2015	15,769,168
Thereafter	122,474,160
$226,188,849

(7)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into a Commercial Loan Agreement (the “Loan Agreement”) with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $15,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At September 30, 2011, the Partnership had $15,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2011, there were no obligations outstanding under the Loan Agreement.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Revolving Line of Credit, Recourse – continued

Pursuant to the Loan Agreement, the Partnership is required to comply with certain covenants.  At September 30, 2011, the Partnership was in compliance with all covenants under the Loan Agreement.

(8)	Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2011	2010	2011	2010
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$112,330	$273,438	$769,117
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	-	797,614	1,877,234	2,648,181
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,069,063	3,443,151	8,610,359	5,923,983
ICON Capital Corp.	Investment Manager	Management fees (4)	562,172	147,254	1,378,900	355,325
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	1,083,290	1,138,831	4,438,637	3,682,231
			$2,714,525	$5,639,180	$16,578,568	$13,378,837

(1) Amount capitalized and charged to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At September 30, 2011, the Partnership had a net payable of $815,903 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

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
September 30, 2011
(unaudited)

(9)	Derivative Financial Instruments – continued

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

Non-designated Derivatives

As of September 30, 2011, the Partnership had five interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $165,215,000.  These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Partnership’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate payments from a counterparty in exchange for the Partnership making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Liability Derivatives
		September 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative instruments	$10,874,580	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011 of $6,937,325 and $11,748,444, respectively, related to interest rate swaps.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(9)	Derivative Financial Instruments – continued

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

As of September 30, 2011, the fair value of the derivatives in a liability position was $10,874,580. In the event that the Partnership would be required to settle its obligations under the derivative contracts as of September 30, 2011, the termination value would be $11,867,257.

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

The following table summarizes the valuation of the Partnership’s material financial liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative instruments	$-	$10,874,580	$-	$10,874,580

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(10)	Fair Value Measurements – continued

The Partnership’s derivative contracts, including interest rate swaps, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

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

	September 30, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$47,946,268	$49,190,758

Fixed rate non-recourse long term debt	$39,920,832	$41,383,663

Other liabilities	$7,004,742	$7,606,238

(11)	Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in a diverse pool of business essential equipment and corporate infrastructure (collectively, “Capital Assets”), the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within other assets in the Partnership’s consolidated balance sheet at September 30, 2011.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period, from May 18, 2009 to May 18, 2011, we raised $257,646,987. Our operating period commenced on May 19, 2011. We invest a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during our liquidation period.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

New Investments

•
On February 28, 2011, we purchased information technology equipment for the purchase price of approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The base term of the lease schedule is for a period of thirty six months commencing March 1, 2011.

•
On March 29, 2011, we and Fund Twelve entered into a joint venture, owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring the AET Vessels. The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 of non-recourse debt was borrowed, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 of non-recourse debt was borrowed, and were simultaneously bareboat chartered to AET for a period of ten years.

On April 5, 2011, we borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party related to the investment in the AET Vessels.  The loan is for a period of sixty months and at our option may be extended for an additional twelve months. The loan is secured by an interest in the equity of the joint venture.

•
On June 9, 2011, we, through a joint venture with Fund Fifteen, purchased information technology equipment for the purchase price of approximately $6,359,000 and simultaneously leased the equipment to Global Crossing.  The base term of the lease schedule is for a period of thirty six months commencing July 1, 2011.  As of June 9, 2011, we had a 100% ownership in the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen may contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which, our and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, we exchanged our 70.8% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No gain or loss was recorded as a result of this transaction.

•
On June 21, 2011, we purchased a crude oil tanker for the purchase price of $69,000,000, of which $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation Ltd., a wholly-owned subsidiary of Geden, for a period of five years.

Notes Receivable

•
Effective January 1, 2011, we exchanged our 42.62% ownership interest in a joint venture for our proportionate share of notes receivable from ION, which notes receivable were previously owned by the joint venture.  The aggregate principal balance of the notes was approximately $6,830,000 and the notes bear interest at 15% per year and mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

•
Effective January 1, 2011, we exchanged our 40.20% ownership interest in a joint venture for an assignment of our proportionate share of the future cash flows of a loan receivable from Quattro, which was previously owned by the joint venture.  As a result of this assignment, we recorded a loan receivable of approximately £2,028,000, which bears interest at 20% per year and matures on October 1, 2012. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

•
On July 26, 2011, we made a secured term loan in the amount of $9,465,000 to Western Drilling. The loan bears interest at a rate 14% per year, matures on September 1, 2016 and is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property.

Investments in Joint Ventures

•
On July 15, 2011, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by an unaffiliated third-party amended its master lease agreement with Atlas. The amendment requires the lessee to purchase the assets under lease upon termination. As a result, the joint venture received an amendment fee of $500,000.

On September 14, 2011, the joint venture entered into a loan agreement with Wells Fargo in the amount of approximately $10,628,000.  The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

On September 29, 2011, we received a distribution of approximately $4,300,000 from the joint venture, which included the return of our capital.  In connection with the distribution, we recorded approximately $949,000 of additional income from investments in joint ventures.

Acquisition Fees

In connection with the new investments made since December 31, 2010, we paid total acquisition fees to our Investment Manager of approximately $8,600,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Financing Transactions

We provide financing in diverse industries. The following tables set forth the types of assets securing the investments in our portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$82,418,574	43%	$14,400,000	14%
Marine - Dry bulk vessels	66,096,814	33%	68,035,817	65%
Telecommunications equipment	16,204,751	8%	3,497,935	3%
Land drilling rigs	9,355,191	5%	-	-
Point of sale equipment	6,854,787	3%	8,803,709	8%
Analog seismic system equipment	5,719,604	3%	-	-
Cranes & transportation equipment	4,659,375	2%	5,250,000	5%
Metal cladding & production equipment	4,362,500	2%	4,800,000	5%
Rail support construction equipment	2,594,811	1%	-	-
	$198,266,407	100%	$104,787,461	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011 Quarter	2010 Quarter
Geden Holdings Ltd.	Marine - Dry bulk vessels	30%	-
Geden Holdings Ltd.	Marine - Crude oil tanker	27%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	10%	16%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	9%	31%
Northern Capital Associates	Point of sale equipment	5%	44%
		81%	91%

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

Operating Lease Transactions

We have also financed a diversified portfolio of equipment pursuant to operating leases. The equipment has been leased to customers in various industries. The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$167,638,783	90%	$-	-
Motor coaches	8,972,390	5%	9,821,498	47%
Packaging equipment	5,245,913	3%	5,712,161	28%
Telecommunications equipment	3,627,462	2%	5,157,140	25%
	$185,484,548	100%	$20,690,799	100%

During the 2011 Quarter and the 2010 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011 Quarter	2010 Quarter
AET Inc. Limited	Marine - Crude oil tanker	81%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	9%	45%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	6%	31%
Exopack, LLC	Packaging equipment	4%	24%
		100%	100%

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

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Finance income	$6,332,777	$906,836	$5,425,941
Rental income	7,847,405	1,487,851	6,359,554
Income from investments in joint ventures	1,073,263	567,943	505,320
Other (loss) income	(75,785)	55,025	(130,810)

Total revenue	$15,177,660	$3,017,655	$12,160,005

Total revenue for the 2011 Quarter increased $12,160,005, or 403.0%, as compared to the 2010 Quarter.  The increase in rental income was due to four operating leases that we entered into since the 2010 Quarter. The increase in finance income was primarily due to eight finance leases and five notes receivable that we entered into since the 2010 Quarter.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Management fees	$562,172	$147,254	$414,918
Administrative expense reimbursements	1,083,290	1,138,831	(55,541)
General and administrative	506,504	142,061	364,443
Depreciation and amortization	4,730,444	1,042,120	3,688,324
Interest	3,058,409	-	3,058,409
Loss on financial instruments	6,937,325	-	6,937,325

Total expenses	$16,878,144	$2,470,266	$14,407,878

Total expenses for the 2011 Quarter increased $14,407,878, or 583.3%, as compared to the 2010 Quarter. The increase in loss on financial instruments was due to five new non-designated derivative instruments that we entered into since the 2010 Quarter. Interest expense increased as a result of the debt incurred on our transactions since the 2010 Quarter. The increase in depreciation and amortization expense was primarily due to the equipment acquired under the four operating leases that we entered into during 2011. Management fees have increased due to our increased transaction volume.

Noncontrolling Interest

Net loss attributable to noncontrolling interests for the 2011 Quarter increased $1,093,820 from net income attributable to noncontrolling interests for the 2010 Quarter.  The increase was primarily due to the net loss relating to Fund Twelve’s investment in the AET Vessels.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Quarter and the 2010 Quarter was $(632,957) and $521,096, respectively. The net (loss) income attributed to us per weighted average limited partnership interest outstanding for the 2011 Quarter and the 2010 Quarter was $(2.42) and $3.50, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Financing Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011 Period	2010 Period
Geden Holdings Ltd.	Marine - Dry bulk vessels	39%	-
Geden Holdings Ltd.	Marine - Crude oil tanker	13%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	12%	16%
Global Crossing Telecommunications Inc.	Telecommunications equipment	9%	21%
Northern Capital Associates	Point of sale equipment	7%	58%
		80%	95%

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

Operating Lease Transactions

During the 2011 Period and the 2010 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011 Period	2010 Period
AET Inc. Limited	Marine - Crude oil tanker	74%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	11%	51%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	8%	22%
Exopack, LLC	Packaging equipment	7%	27%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, as applicable, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Finance income	$14,575,819	$1,740,868	$12,834,951
Rental income	17,542,059	3,932,012	13,610,047
Income from investments in joint ventures	1,374,091	1,878,823	(504,732)
Other income	184,171	118,979	65,192

Total revenue	$33,676,140	$7,670,682	$26,005,458

Total revenue for the 2011 Period increased $26,005,458, or 339.0%, as compared to the 2010 Period.  The increase in rental income was due to four operating leases that we entered into since the 2010 Period. The increase in finance income was primarily due to eight finance leases and five notes receivable that we entered into since the 2010 Period.  The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Management fees	$1,378,900	$355,325	$1,023,575
Administrative expense reimbursements	4,438,637	3,682,231	756,406
General and administrative	1,444,163	706,563	737,600
Depreciation and amortization	10,804,719	2,679,320	8,125,399
Interest	6,162,274	-	6,162,274
Loss on financial instruments	11,748,444	-	11,748,444

Total expenses	$35,977,137	$7,423,439	$28,553,698

Total expenses for the 2011 Period increased $28,553,698, or 384.6%, as compared to the 2010 Period. The increase in loss on financial instruments relates to the five new non-designated derivative instruments that we entered into during the 2011 Period. The increase in depreciation and amortization expense primarily relates to the equipment acquired under the four operating leases that we entered during the 2011 Period. Interest expense increased as a result of the debt incurred on our transactions since the 2010 Period and management fees, administrative expense reimbursements and general and administrative expenses have increased due to the increase in the size of our investment portfolio.

Noncontrolling Interest

Net loss attributable to noncontrolling interests for the 2011 Period increased $1,938,455 from net income attributable to noncontrolling interests for the 2010 Period.  The increase was primarily due to the net loss relating to Fund Twelve’s investment in the AET Vessels.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2011 Period and the 2010 Period was $(415,565) and $194,220, respectively. The net (loss) income attributed to us per weighted average limited partnership interest outstanding for the 2011 Period and the 2010 Period was $(1.73) and $1.65, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2011 compared to December 31, 2010.

Total Assets

Total assets increased $254,178,362, from $209,982,733 at December 31, 2010 to $464,161,095 at September 30, 2011.  The increase in total assets was the result of cash proceeds received from the sale of our Interests, which were then used to make investments in four debt financed operating leases, a note receivable, and six finance leases, one of which was debt financed.

Total Liabilities

Total liabilities increased $203,929,105, from $47,517,990 at December 31, 2010 to $251,447,095 at September 30, 2011. The increase primarily related to the non-recourse long-term debt incurred and derivative instruments entered into relating to the purchase of the AET Vessels and a crude oil tanker.

Equity

Equity increased $50,249,257, from $162,464,743 at December 31, 2010 to $212,714,000 at September 30, 2011. The increase primarily related to the net cash proceeds received from the sale of our Interests and investments by noncontrolling interests, which were offset by distributions paid to our partners.

Liquidity and Capital Resources

Summary

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $65,627,807 and $64,317,006, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2011, the cash reserve was $1,288,235.  Since the commencement of our offering period, our main source of cash has been from financing activities and our main use of cash has been in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, a revolving line of credit of $15,000,000 is available to fund our short-term liquidity needs.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

We are using the net proceeds of our offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans) and (b) transactions that generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) a combination of both.

For the period from June 19, 2009, the “Commencement of Operations,” through May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions.  We admitted 7,010 limited partners.  For the period from the Commencement of Operations through May 18, 2011, we have paid or accrued sales commissions to third parties of $17,201,964 and underwriting commissions to ICON Securities Corp. d/b/a ICON Investments of $7,445,754.  In addition, organization and offering expenses of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.

Operating Activities

Cash provided by operating activities increased $9,187,601, from $7,609,523 in the 2010 Period to $16,797,124 in the 2011 Period.  The increase was primarily due to the receipt of cash from finance and rental income on a larger base of investments offset by increased payments of management fees and administrative expense reimbursements related to our increased activity during the 2011 Period.

Investing Activities

Cash used in investing activities increased $5,527,209, from $74,906,789 in the 2010 Period to $80,433,998 in the 2011 Period. The increase was primarily due to the increased volume of investments offset by repayments of notes receivable and distributions received from joint ventures in excess of profits during the 2011 Period.

Financing Activities

Cash provided by financing activities decreased $12,106,551, from $77,054,226 in the 2010 Period to $64,947,675 in the 2011 Period. The decrease was primarily due to the decrease in net cash proceeds received from the sale of our Interests as a result of the completion of our offering period during the 2011 Period. There was also an increase in distributions to partners and noncontrolling interests and repayments of non-recourse long-term debt offset by proceeds from non-recourse long-term debt and investments by noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2011 of $226,188,849. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $139,500, $13,810,584 and $5,855,813 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2011 Period.

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. The aforementioned cash amounts are presented within our other assets in our consolidated balance sheet at September 30, 2011.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2011.

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

November 9, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

29