Form 10-K
period 2011-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2012-03-30
CIK 1446806

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☑     No 

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
Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for limited partnership interests of the registrant.

Number of outstanding limited partnership interests of the registrant on March 16, 2012 is 258,832.

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation.  Our General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) the Partnership invests in pursuant to the terms of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as an investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, our General Partner has a 1% interest in our profits, losses, cash distributions and liquidation proceeds of the Partnership.

Our offering period ended on May 18, 2011 and our operating period commenced on May 19, 2011. As of May 18, 2011, 258,897 limited partnership interests (“Interests”) were sold pursuant to our offering and 10,506 Interests were issued at a discounted price in connection with our distribution reinvestment plan, representing total capital contributions to us of $257,646,987 by 7,010 limited partners.

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

(2)
Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will extend until five years from the end of our offering period.  However, we may, at our General Partner’s discretion, extend the operating period for up to an additional three years.

(3)
Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period in two years after the end of the operating period, but it may take longer to do so.

At December 31, 2011 and 2010, we had total assets of $458,631,602 and $208,759,132, respectively. For the year ended December 31, 2011, we had two lessees that accounted for 66.87% of our total rental and finance income of $45,244,587. Net income attributable to us for the year ended December 31, 2011 was $1,387,802. For the year ended December 31, 2010, we had four lessees and one borrower that accounted for 88.32% of our total rental and finance income of $10,279,514. Net income attributable to us for the year ended December 31, 2010 was $2,338,378. For the year ended December 31, 2009, we had two lessees that accounted for 100% of our total rental income of $1,044,930. Net loss attributable to us for the period ended December 31, 2009 was $1,584,298.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions, 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2011, the reserve amounts to $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we have paid $17,201,964 of sales commissions to third parties and $7,445,754 of underwriting fees to ICON Securities Corp. d/b/a ICON Investments, the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

 At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Packaging Equipment

•	Packaging and printing equipment that is subject to two sixty-month leases with Exopack, LLC. The leases expire in September 2014 and October 2014, respectively.

Motor Coaches

•	Motor coach buses that are subject to two sixty-month leases with Dillon’s Bus Service, Inc. (“DBS”) and Lakefront Lines, Inc. (“Lakefront”). The leases expire in June 2015.

Marine Vessels

•
Two supramax bulk carrier vessels, the Amazing and the Fantastic, that are subject to seven-year bareboat charters with wholly-owned subsidiaries of Geden Holdings Limited (“Geden”). The bareboat charters expire in October 2017.

•	Two aframax tankers, the Eagle Otome and the Eagle Subaru, that are subject to three-year bareboat charters with AET Inc. Limited (“AET”). The bareboat charters expire in March 2014.

•	Two Very Large Crude Carriers (“VLCCs”), the Eagle Vermont and the Eagle Virginia, that are subject to ten-year bareboat charters with AET. The bareboat charters expire in March 2021.

•	A crude oil tanker, the Center, that is subject to a five-year bareboat charter with Center Navigation Ltd. The bareboat charter expires in June 2016.

•
A 40% interest in an offshore support vessel, the Lewek Ambassador.  The delivery date of the vessel is expected to be on or before April 30, 2012.  Upon delivery, the vessel will be subject to a nine-year bareboat charter with Gallatin Maritime Management.

Telecommunications Equipment

•
A 90.916% ownership interest in telecommunications equipment that is subject to three thirty-six month leases with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The leases expire between September 2012 and February 2013.

•	Telecommunications equipment that is subject to three thirty-six month leases with Global Crossing. The leases expire between March 2014 and July 2014.

Gas Compressors

•
A 40.533% ownership interest in eight Ariel natural gas compressors that were purchased from AG Equipment Co. The gas compressors are subject to forty-eight month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire on August 31, 2013.

Notes Receivable

•	A term loan to Northern Capital Associates XVIII, L.P., Northern Capital Associates XV, L.P. and Northern Capital Associates XIV, L.P. (collectively, “NL III”) secured by point of sale equipment.

•	A term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) secured by Aframax tankers.

•
A term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) secured by metal cladding and production equipment.

•	A term loan to Northern Crane Services Inc. (“Northern Crane”) secured by lifting and transportation equipment.

•
Three term loans to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (collectively referred to as the “ARAM Borrowers”) secured by analog seismic system equipment.

•	A second priority term loan to Quattro Plant Limited secured by all of Quattro Plant’s rail support construction equipment, among other collateral.

•	A term loan to Western Drilling Inc. and Western Landholdings, LLC, (collectively, “Western Drilling”) secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property.

•
A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) secured by a second priority interest in all of JAC’s assets, which include, among other things, all equipment, plant, and machinery associated with a new condensate splitter and aromatics complex.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2011 and 2010 and the period from the Commencement of Operations through December 31, 2009, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

We have no direct employees.  Our General Partner and Investment Manager supervise and control our business affairs and originate and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investment Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Investment Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Our notes receivable, finance leases and operating leases generate revenue in geographic areas outside of the United States. For additional information, see Note 13 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests.  In addition to the following disclosures, please refer to the other information contained in this Annual Report, including the consolidated financial statements and the related notes.

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

Additionally, while we expect the majority of our borrowings to be non-recourse, we are liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to our limited partners if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2011, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee of six other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include:

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

Our General Partner’s and our Investment Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Investment Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas funds, business development companies and real estate investment trusts.

As a result, the time and resources that our Investment Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Investment Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

Our General Partner and its affiliates will receive expense reimbursements and substantial fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to limited partners during our early years.

Before making any distributions to our limited partners, we will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates substantial fees, for our organization, selling our Interests and acquiring, managing, and realizing our investments for us. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on May 18, 2009, are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

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

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

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

Changes in the laws or regulations that affect the terms and conditions set forth in our prospectus and/or the Partnership Agreement could negatively impact our and/or your rights and obligations.

Our General Partner may, without your consent, amend the Partnership Agreement to effect any change necessitated by a change in law or regulation that causes the terms and conditions set forth in our prospectus and/or the Partnership Agreement to be, in the sole discretion of our General Partner, no longer viable. The changes must be drawn as narrowly as possible so as to effectuate the original intent of our prospectus and the Partnership Agreement. Nevertheless, these changes could negatively impact our and/or your rights and obligations.

You are not expected to have any protection under the Investment Company Act.

We are not registered, and do not expect in the future to be required to register, as an investment company under the Investment Company Act of 1940, as amended (the "40 Act"), in reliance upon an exemption therefrom. Among other things, the 40 Act generally requires investment companies to have a minimum of forty percent (40%) independent directors and regulates the relationship between the investment adviser (i.e., our Investment Manager) and the investment company (i.e., the Partnership), in particular with regard to affiliated transactions. Such protections, and others afforded by the 40 Act, are not expected to be applicable to us. Should the 40 Act become applicable to us, these protections may be implemented in a manner that alters other rights and obligations of us and/or you with respect to other matters.

You are not expected to have any protection under the Investment Advisers Act.

Our Investment Manager will not register and does not expect in the future to be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), in reliance upon an exemption therefrom. The Advisers Act contains many provisions designed to protect clients of investment advisers, including, among other things, restrictions on the charging by registered investment advisers of performance-based compensation. Such protections, and others afforded by the Advisers Act, are not expected to be applicable to our Investment Manager and to us. Should the Advisers Act become applicable to our Investment Manager and to us, these protections may be implemented in a manner that alters other rights and obligations of us and/or you with respect to other matters.

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

If you are or invest through a tax-exempt organization, you will have unrelated business taxable income from this investment.

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

Not applicable.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Interests are not publicly traded and there is no established public trading market for our Interests. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 16, 2012
General Partner	1
Limited Partners	7,017

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through May 2016.  We paid distributions to limited partners totaling $18,987,222, $9,695,337 and $964,235 for the years ended December 31, 2011, 2010 and the period from the Commencement of Operations through December 31, 2009, respectively.  Additionally, we paid our General Partner distributions of $191,790, $97,933 and $9,636 for the years ended December 31, 2011, 2010 and the period from the Commencement of Operations through December 31, 2009, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $759.13 per Interest as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $759.13 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $759.13 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

			Period from
			June 19, 2009
			(Commencement of
	Years Ended December 31,		Operations) through
	2011	2010	December 31, 2009
Total revenue (a)	$46,797,113	$12,835,226	$1,761,154
Net income (loss) attributable to Fund Fourteen	$1,387,802	$2,338,378	$(1,584,298)
Net income (loss) attributable to Fund Fourteen allocable to Limited Partners	$1,373,924	$2,314,994	$(1,568,455)
Net income (loss) attributable to Fund Fourteen allocable to General Partner	$13,878	$23,384	$(15,843)

Weighted average number of limited partnership interests outstanding	243,491	131,915	32,161
Net income (loss) per weighted average limited partnership interest	$5.64	$17.55	$(48.77)
Distributions to limited partners	$18,987,222	$9,695,337	$964,235
Distributions per weighted average limited partnership interest	$77.98	$73.50	$29.98
Distributions to the General Partner	$191,790	$97,933	$9,636

	December 31,
	2011	2010	2009	2008
Total assets (a)	$458,631,602	$208,759,132	$59,567,064	$1,001
Non-recourse long-term debt (a)	$221,045,626	$42,642,708	$-	$-
Partners' equity (b)	$202,214,872	$161,677,642	$58,615,050	$1,001

(a) Increases in total revenue, total assets and non-recourse long-term debt were primarily due to our investments in marine vessels subject to lease and other financing transactions during 2011 and 2010, of which some were leveraged.

(b) Partners' equity has increased primarily due to our equity raise.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  We are currently in our operating period, which commenced on May 19, 2011.  From the Commencement of Operations on June 19, 2009 through May 18, 2011, we raised total equity of $257,646,987.

We used a substantial portion of the proceeds from the sale of our Interests to invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. Additional investments are made with the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we completed the offering, May 18, 2011. This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

Current Business Environment

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

While our Investment Manager believes the U.S. economy is likely to continue its recovery, our Investment Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Significant Transactions

We engaged in the following significant transactions from the Commencement of Operations through December 31, 2011:

Telecommunications Equipment

Between September 2009 and February 2010, we purchased telecommunications equipment for approximately $11,800,000 that was leased to Global Crossing.  Each of the leases is for a period of thirty-six months.  On April 1, 2010, we sold a 9.084% noncontrolling interest in those leases to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, our controlling interest was reduced to 90.916%.

On February 28, 2011, we purchased telecommunications equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The lease schedule is for a period of thirty-six months.

On June 9, 2011, we, through a joint venture with ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an affiliate managed by our Investment Manager, purchased telecommunications equipment for approximately $6,359,000 and simultaneously leased the equipment to Global Crossing.  The lease is for a period of thirty-six months.  As of June 9, 2011, we had a 100% ownership in the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen had the right to contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which our and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, we exchanged our 70.8% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden for the aggregate purchase price of $67,000,000.  Simultaneously with the purchases, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven-years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On March 29, 2011, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an affiliate managed by our Investment Manager, entered into a joint venture, owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two VLCCs (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt (collectively, with the non-recourse long-term debt on the Aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of ten years.  On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party (the “Sub Debt”) related to the investment in the AET Vessels.  The loan is for a period of sixty-months and at our option may be extended for an additional twelve months. The loan is secured by the equity of the joint venture.

Due to a change in the fair value of the AET Vessels, a provision in our Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Approximately $400,000 included in cash and cash equivalents at December 31, 2011 subsequently became restricted upon notice by the Senior Debt lender. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured.  Once cured, the reserves will be released to us. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt.  As of March 2012, we have made all required payments on the Sub Debt.  While we intend to continue to make payments on the Sub Debt, if the current restriction remains in place, the Investment Manager cannot make any assurances it will be able to continue to pay the Sub Debt in the future. Should we fail to meet our future payment obligations, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charter until such time as the Sub Debt lender has received all unpaid amounts.

On June 21, 2011, we purchased a crude oil tanker, the Center, for the purchase price of $69,000,000, of which $16,000,000 was funded in cash, $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation, for a period of five years.

In connection with the non-recourse long term debt incurred related to the acquisition of the AET Vessels and the Center, we entered into interest rate swap agreements to effectively fix the variable interest rates (see Note 7 and 10 to our consolidated financial statements).  For the year ended December 31, 2011, these derivative financial instruments generated a loss of approximately $12,557,000.

On December 19, 2011, we, through a joint venture owned 60% by Fund Fifteen and 40% by us, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel will be the lesser of $25,000,000 and the fair market value of the vessel as determined two weeks before its delivery date, which is expected to occur on or before April 30, 2012. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price and will fund the remaining portion upon delivery of the vessel. Simultaneously with the funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine-years to commence on such delivery date. For the purpose of purchasing the Lewek Ambassador, the joint venture was capitalized using a combination of debt and equity.  The joint venture has recorded notes payable to Fund Fifteen and us in the amounts of $4,200,000 and $2,800,000, respectively.  The notes bear interest at 17% per year and mature eighty-four months from the delivery of the vessel. The note is presented as note receivable from joint venture on our consolidated balance sheets.

Packaging Equipment

On July 31, 2009, we purchased a 3-layer blown film extrusion line from Exopack for approximately $2,713,000, which was simultaneously leased to Exopack for sixty-months commencing on August 1, 2009.  On September 30, 2009, we purchased an eight color flexographic printing press from Exopack for approximately $3,662,000, which was simultaneously leased to Exopack for sixty-months.

Motor Coaches

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for approximately $4,500,000 and leased the buses to DBS. On May 13, 2010, fifteen additional 2010 MCI J4500 motor coach buses were purchased for approximately $5,900,000 and simultaneously leased to Lakefront.  The leases with DBS and Lakefront are for a period of sixty-months commencing on June 1, 2010.

On January 3, 2012, DBS, Lakefront and their parent-company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. To date, DBS and Lakefront have made substantially all of their lease payments.  Our Investment Manager has reviewed DBS and Lakefront’s ability to make future rental payments through ongoing discussions with DBS and Lakefront’s management and, based on their indications, has concluded that no allowance for bad debt is required as of December 31, 2011.

Gas Compressors

Between June 26, 2009 and August 17, 2009, a joint venture between us and Fund Twelve, purchased eight gas compressors for approximately $11,298,000, which were simultaneously leased to APMC, an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule is for a period of forty-eight months and expires on August 31, 2013.  As of September 30, 2009, we contributed approximately $5,084,000 to the joint venture, after which our and Fund Twelve’s ownership interests were 45% and 55%, respectively.  On April 1, 2010, we sold a 4.467% ownership interest in the joint venture to Hardwood for $450,000.

On July 15, 2011, the joint venture amended its master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture financed the future receivables related to the leases with APMC by entering into a loan agreement with Wells Fargo Equipment Finance, Inc. in the amount of approximately $10,628,000.  The loan bears interest at 4.08% per year and matures on September 1, 2013.  On September 29, 2011, we received a distribution of approximately $4,300,000 from the joint venture, which included the return of our capital.  In connection with the distribution, we recorded approximately $949,000 of additional income from investments in joint ventures.

Notes Receivable

On March 3, 2010, we provided a senior term loan in the aggregate amount of approximately $9,858,000 to NL III.  The loan bears interest at 18% per year and is for a period of forty-eight months. The loan is secured by point of sale equipment. On December 23, 2010, the payment obligations were restructured and the note was extended through July 15, 2014.

On June 30, 2010, we made a $14,400,000 second priority term loan to Ocean Navigation.  The loan was funded between July and September 2010 and proceeds from the loan facility were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron.  The loan bears interest at 15.25% per year and is for a period of six years from the delivery date of each Aframax tanker. The loan is secured by the vessels.

On September 1, 2010, we made a term loan to EMS in the amount of $4,800,000.  The loan bears interest at 13% per year and is for a period of forty-eight months.  The loan is secured by metal cladding and production equipment.

On September 24, 2010, we made a term loan to Northern Crane in the amount of $5,250,000.  The loan bears interest at 15.75% per year and is for a period of fifty-four months. The loan is secured by lifting and transportation equipment.

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making loans in the aggregate amount of $20,000,000 to the ARAM Borrowers.  On that date, the joint venture funded the first tranche of the loans in the aggregate amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche in the amount of $7,500,000. The loans are secured by a first priority security interest in all of the analog seismic system equipment owned by the ARAM Borrowers, among other collateral.  The loans bear interest at 15% per year for a period of sixty-months beginning on August 1, 2009.  As of December 31, 2009, our and Fund Twelve’s ownership interests in the joint venture were 45% and 55%, respectively.  On April 1, 2010, we sold a 2.384% noncontrolling interest in the joint venture to Hardwood for $450,000.  Effective January 1, 2011, we exchanged our ownership interest in the joint venture for our proportionate share of the loans to the ARAM Borrowers. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

On December 23, 2009, a joint venture owned 45% by us and 55% by Fund Twelve, made a second priority term loan to Quattro Plant in the amount of £5,800,000.  The loan bears interest at 20% per year and is for a period of thirty-three months.  The loan is secured by rail support construction equipment. On April 1, 2010, we sold a 4.805% noncontrolling interest in the joint venture to Hardwood for $450,000.  Effective January 1, 2011, we exchanged our ownership interest in the joint venture for an assignment of its proportionate share of the future cash flows of the loan receivable. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

On July 26, 2011, we made a term loan to Western Drilling in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property.

On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC.  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest on all of JAC’s assets which include, among other things, all equipment, plant and machinery associated with a new condensate splitter and aromatics complex.

Acquisition Fees

In connection with the new investments made during the years ended December 31, 2011 and 2010 and for the period from the Commencement of Operations through December 31, 2009, we paid total acquisition fees to our Investment Manager of $9,030,609, $5,923,983 and $1,025,143, respectively.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable and revenue recognition;
•	Credit quality of notes receivable and allowance for credit losses;
•	Allowance for doubtful accounts; and
•	Derivative financial instruments

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

The recognition of revenue may be suspended when deemed appropriate by our Investment Manager in accordance with our policy on doubtful accounts.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Credit Quality of Notes Receivable and Allowance for Credit Losses

Our Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

Our notes receivable are limited in number and are spread across a wide range of industries.  Accordingly, we do not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, we are able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes if a reserve should be established or if the note should be restructured.  Material events would be specifically disclosed in the discussion of each note held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest  rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair  value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

Our offering period ended on May 18, 2011 and our operating period commenced on May 19, 2011. During our operating period, we have made and will continue to make investments with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Financing Transactions

The following tables set forth the types of assets securing the investments in our portfolio at December 31, 2011 and 2010:

	2011		2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$83,281,204	38%	$15,682,264	15%
Marine - Dry bulk vessels	64,855,374	30%	67,394,055	64%
Petrochemical Facility	23,630,939	12%	-	-
Telecommunications equipment	13,298,467	6%	3,497,935	3%
Land drilling rigs	8,943,275	4%	-	-
Point of sale equipment	5,839,575	3%	8,992,695	8%
Analog seismic system equipment	5,352,925	2%	-	-
Cranes & transportation equipment	4,700,665	2%	5,601,166	5%
Metal cladding & production equipment	4,187,531	2%	4,821,017	5%
Rail support construction equipment	2,291,360	1%	-	-
	$216,381,315	100%	$105,989,132	100%

The net carrying value of our financing transactions includes the balances of our notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2011	2010
Geden Holdings Ltd.	Marine - Dry bulk vessels	37%	39%
Geden Holdings Ltd.	Marine - Crude oil tanker	18%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	10%	16%
Northern Capital Associates	Point of sale equipment	7%	27%
		72%	82%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio at December 31, 2011 and 2010:

	2011		2010
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$164,212,775	90%	$-	-
Motor coaches	8,689,354	5%	9,821,498	47%
Packaging equipment	5,090,497	3%	5,712,161	28%
Telecommunications equipment	3,117,570	2%	5,157,140	25%
	$181,110,196	100%	$20,690,799	100%

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2011	2010
AET Inc. Limited	Marine - Crude oil tanker	76%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	11%	49%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	7%	25%
Exopack, LLC	Packaging equipment	6%	26%
		100%	100%

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

Revenue for 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Finance income	$19,785,844	$4,845,310	$14,940,534
Rental income	25,458,743	5,434,204	20,024,539
Income from investments in joint ventures	1,353,427	2,413,711	(1,060,284)
Other income	199,099	142,001	57,098

Total revenue	$46,797,113	$12,835,226	$33,961,887

Total revenue for 2011 increased $33,961,887, or 265%, as compared to 2010. The increase in rental income was due to four operating leases that we entered into during 2011. The increase in finance income was primarily due to five finance leases and seven notes receivable that we entered into during 2011.  The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Management fees	$1,943,217	$588,415	$1,354,802
Administrative expense reimbursements	5,241,199	4,778,359	462,840
General and administrative	4,013,938	997,243	3,016,695
Depreciation	14,185,603	3,467,107	10,718,496
Interest	9,128,786	587,210	8,541,576
Loss on derivative financial instruments	12,557,138	-	12,557,138

Total expenses	$47,069,881	$10,418,334	$36,651,547

Total expenses for 2011 increased $36,651,547, or 352%, as compared to 2010. The increase in loss on derivative financial instruments relates to the five new non-designated derivative financial instruments that we entered into during 2011. The increase in depreciation expense primarily relates to the equipment acquired pursuant to the four operating leases that we entered into during 2011. Interest expense increased as a result of the debt incurred on our transactions during 2011 and general and administrative expenses, management fees, and administrative expense reimbursements have increased due to the increase in the size of our investment portfolio.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2011 decreased $1,739,084 as compared to 2010. The decrease is primarily due to the net loss relating to Fund Twelve’s investment in the AET Vessels.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, the net income attributable to us for 2011 and 2010 was $1,387,802 and $2,338,378, respectively. The net income attributable to us per weighted average Interest outstanding for 2011 and 2010 was $5.64 and $17.55, respectively.

Results of Operations for the Year Ended December 31, 2010 (“2010”) and the Period from Commencement of Operations through December 31, 2009 (“2009”)

Financing Transactions

The following tables set forth the types of assets securing the investments in our portfolio at December 31, 2010 and 2009:

	2010		2009
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Dry bulk vessels	$67,394,055	64%	$-	-
Marine - Crude oil tanker	15,682,264	15%	-	-
Point of sale equipment	8,992,695	8%	-	-
Cranes & transportation equipment	5,601,166	5%	-	-
Metal cladding & production equipment	4,821,017	5%	-	-
Telecommunications equipment	3,497,935	3%	-	-
	$105,989,132	100%	$-	-

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2010	2009
Geden Holdings Ltd.	Marine - Dry bulk vessels	39%	-
Northern Capital Associates	Point of sale equipment	27%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	16%	-
		82%	-

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio at December 31, 2010 and 2009:

	2010		2009
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Motor coaches	$9,821,498	47%	$-	-
Packaging equipment	5,712,161	28%	6,174,435	47%
Telecommunications equipment	5,157,140	25%	7,010,249	53%
	$20,690,799	100%	$13,184,684	100%

During 2010 and 2009, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2010	2009
Global Crossing Telecommunications Inc.	Telecommunications equipment	49%	56%
Exopack, LLC	Packaging equipment	26%	44%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	25%	-
		100%	100%

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

Revenue for 2010 and 2009 is summarized as follows:

		Period from the
		Commencement of
	Year Ended	Operations through
	December 31, 2010	December 31, 2009	Change
Finance income	$4,845,310	$-	$4,845,310
Rental income	5,434,204	1,044,930	4,389,274
Income from investments in joint ventures	2,413,711	695,281	1,718,430
Other income	142,001	20,943	121,058

Total revenue	$12,835,226	$1,761,154	$11,074,072

Total revenue for 2010 increased $11,074,072, or 629%, as compared to 2009. The increase in finance income was primarily due to three finance leases and five notes receivable that we entered into during 2010.  The increase in rental income was primarily due to two operating leases that we entered into during 2010. The increase in income from investments in joint ventures is due to the recognition of a full year’s income.

Expenses for 2010 and 2009 is summarized as follows:

		Period from the
		Commencement of
	Year Ended	Operations through
	December 31, 2010	December 31, 2009	Change
Management fees	$588,415	$76,559	$511,856
Administrative expense reimbursements	4,778,359	1,924,682	2,853,677
General and administrative	997,243	687,425	309,818
Depreciation	3,467,107	649,453	2,817,654
Interest	587,210	7,333	579,877

Total expenses	$10,418,334	$3,345,452	$7,072,882

Total expenses for 2010 increased $7,072,882, or 211%, as compared to 2009. The increase in depreciation expense was primarily due to two operating leases that we entered into during 2010. The increase in administrative expense reimbursements, management fees and general and administrative expense as a result of the increased volume of operations and transactions in 2010 as compared to 2009. Interest expense increased as a result of the debt incurred on our transactions during 2010.

Noncontrolling Interest

Net income attributable to noncontrolling interest for 2010 increased $78,514 as compared to 2009. The increase is due to Hardwood’s investment in telecommunications equipment on April 1, 2010.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, the net income (loss) attributable to us for 2010 and 2009 was $2,338,378 and ($1,584,298), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for 2010 and 2009 was $17.55 and ($48.77), respectively.

Financial Condition

This section discusses the major balance sheet variances from 2011 compared to 2010.

Total Assets

Total assets increased $249,872,470, from $208,759,132 at December 31, 2010 to $458,631,602 at December 31, 2011.  The increase in total assets was primarily the result of cash proceeds received from the sale of our Interests, which were then used to make investments in four debt financed operating leases, three notes receivable, and five finance leases.

Total Liabilities

Total liabilities increased $198,460,581, from $46,294,389 at December 31, 2010 to $244,754,970 at December 31, 2011. The increase related primarily to non-recourse long-term debt incurred and derivative financial instruments entered into in connection with the non-recourse long-term debt.

Equity

Equity increased $51,411,889, from $162,464,743 at December 31, 2010 to $213,876,632 at December 31, 2011.  The increase related to the net cash proceeds received from the sale of our Interests and investments by non-controlling interests, which were offset by distributions paid to our partners.

Liquidity and Capital Resources

Summary

At December 31, 2011 and 2010, we had cash and cash equivalents of $48,783,509 and $64,317,006, respectively. Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2011, the cash reserve was $1,288,235.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

We are using the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere. We seek to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans), (b) generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

For the period from the Commencement of Operations through May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions. We admitted 7,010 limited partners.  For the period from the Commencement of Operations through May 18, 2011, we paid sales commissions to third parties of $17,201,964 and underwriting commissions to ICON Securities of $7,445,754. In addition, organizational and offering expenses of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

			Period from the Commencement of Operations through December 31, 2009

	Years Ended December 31,
	2011	2010

Net cash provided by (used in):

Operating activities	$27,353,066	$6,226,933	$(265,962)
Investing activities	(99,139,587)	(69,967,736)	(31,922,818)
Financing activities	56,253,024	100,983,485	59,262,103

Net (decrease) increase in cash and cash equivalents	$(15,533,497)	$37,242,682	$27,073,323

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $21,126,133, from $6,226,933 in 2010 to $27,353,066 in 2011. The increase was primarily due to the receipt of cash from finance and rental income on a larger base of investments offset by increased payments of management fees and administrative expense reimbursements related to our increased activity during 2011.

Investing Activities

Cash used in investing activities increased $29,171,851, from $69,967,736 in 2010 to $99,139,587 in 2011.  The increase was primarily due to the increased volume of investments offset by principal repayments of notes receivable and net investment in finance leases and distributions received from joint ventures in excess of profits during 2011.

Financing Activities

Cash provided by financing activities decreased $44,730,461, from $100,983,485 in 2010 to $56,253,024 in 2011.  The decrease was primarily due to the decrease in net cash proceeds received from the sale of our Interests as a result of the completion of our offering period during 2011.  The decrease was also the result of an increase in distributions to partners and noncontrolling interests and repayments of non-recourse long-term debt offset by proceeds from non-recourse long-term debt and investments by noncontrolling interests.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2011 of $221,045,626. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At December 31, 2011, we had $15,000,000 available under the Facility.

The Facility expires on March 31, 2013 and we may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At December 31, 2011, there were no obligations outstanding under the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners in the amount of $18,987,222, $9,695,337 and $964,235 in 2011, 2010 and 2009, respectively. We paid distributions to our General Partner in the amount of $191,790, $97,933 and $9,636 in 2011, 2010 and 2009, respectively. We paid distributions to our noncontrolling interests in the amount of $6,046,713, $291,932 and $0 in 2011, 2010 and 2009, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2011.

At December 31, 2011, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2011, our outstanding non-recourse long-term indebtedness was $221,045,626.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2011:

	Payments Due by Period
		Less Than 1	1 - 3	4 -5
	Total	Year	Years	Years	Thereafter
Non-recourse debt	$221,045,626	$21,609,370	$61,192,928	$59,368,336	$78,874,992
Non-recourse interest	60,049,409	13,596,406	21,378,038	13,745,502	11,329,463
Other liabilities	9,000,000	-	-	9,000,000	-

	$290,095,035	$35,205,776	$82,570,966	$82,113,838	$90,204,455

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At December 31, 2011, we had $2,500,000 in restricted cash which is included in other assets on our consolidated balance sheets.

On September 27, 2010, our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

Off-Balance Sheet Transactions

None.

Subsequent Events

On February 3, 2012, we made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC.  The loan bears interest at 15% per year and is for a period of sixty-months. The loan is secured by all of Revstone’s assets, including a mortgage over real property.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc.  The loan bears interest at 13% per year and is for a period of sixty-months.  The loan is secured by all of Kanza’s assets.

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

We currently have eight outstanding notes payable, which are our non-recourse debt obligations. The interest rate for the non-recourse debt obligations are either fixed until September 2014, at which time it will be adjusted to the then current LIBOR rate plus a fixed margin, or variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these fixed positions since increases or decreases in interest rates have no effect on our interest payments since those amounts have been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2011 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2011. Our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further. See Note 10 to our consolidated financial statements.

As of December 31, 2011, we had five interest rate swaps that are non-designated with an aggregate notional balance of $161,455,000 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively eliminate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in our consolidated income statement.  A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $6,983,000 whereas a hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $7,355,000.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Although one of our transactions is denominated in pounds sterling, substantially all of our transactions are denominated in the U.S. dollar, therefore reducing our risk to currency translation exposures. In addition, to further reduce this risk, we at times enter into currency hedges to reduce our risk to currency translation exposure on our foreign denominated transactions. To date, our exposure to exchange rate volatility has not been significant.  We have also considered the risk of counterparty performance on our foreign currency hedges by considering, among other things, the credit ratings of our counterparty. Nevertheless, there can be no assurance that currency translation exposures will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from June 19, 2009 (Commencement of Operations) through December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 29, 2012

New York, New York

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,
	2011	2010

Cash and cash equivalents	$48,783,509	$64,317,006
Net investment in finance leases	145,974,532	70,891,990
Leased equipment at cost (less accumulated depreciation of
$18,302,163 and $4,116,560, respectively)	181,110,196	20,690,799
Notes receivable	70,406,783	35,097,142
Note receivable from joint venture	2,800,000	-
Investments in joint ventures	1,029,336	14,329,717
Other assets, net	8,527,246	3,432,478

Total Assets	$458,631,602	$208,759,132

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$221,045,626	$42,642,708
Derivative financial instruments	10,663,428	-
Deferred revenue	3,245,739	1,051,741
Due to General Partner and affiliates	381,277	700,073
Accrued expenses and other liabilities	9,418,900	1,899,867

Total Liabilities	244,754,970	46,294,389

Commitments and contingencies (Note 15)

Equity:
Partners’ Equity:
Limited Partners	202,492,816	161,777,674
General Partner	(277,944)	(100,032)

Total Partners’ Equity	202,214,872	161,677,642

Noncontrolling Interests	11,661,760	787,101

Total Equity	213,876,632	162,464,743

Total Liabilities and Equity	$458,631,602	$208,759,132

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
			Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

	Years Ended December 31,
	2011	2010
Revenue:
Finance income	$19,785,844	$4,845,310	$-
Rental income	25,458,743	5,434,204	1,044,930
Income from investments in joint ventures	1,353,427	2,413,711	695,281
Other income	199,099	142,001	20,943

Total revenue	46,797,113	12,835,226	1,761,154

Expenses:
Management fees	1,943,217	588,415	76,559
Administrative expense reimbursements	5,241,199	4,778,359	1,924,682
General and administrative	4,013,938	997,243	687,425
Depreciation	14,185,603	3,467,107	649,453
Interest	9,128,786	587,210	7,333
Loss on dervative financial instruments	12,557,138	-	-

Total expenses	47,069,881	10,418,334	3,345,452

Net (loss) income	(272,768)	2,416,892	(1,584,298)

Less: Net (loss) income attributable to noncontrolling interests	(1,660,570)	78,514	-

Net income (loss) attributable to Fund Fourteen	$1,387,802	$2,338,378	$(1,584,298)

Net income (loss) attributable to Fund Fourteen allocable to:
Limited Partners	$1,373,924	$2,314,994	$(1,568,455)
General Partner	13,878	23,384	(15,843)

	$1,387,802	$2,338,378	$(1,584,298)

Weighted average number of limited
partnership interests outstanding	243,491	131,915	32,161

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$5.64	$17.55	$(48.77)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interests	Equity
Opening balance, June 19, 2009	1	$1,000	$1	$1,001	$-	$1,001

Net loss	-	(1,568,455)	(15,843)	(1,584,298)	-	(1,584,298)
Repurchase of limited partnership interest	(1)	(1,000)	-	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	68,411	68,300,139	-	68,300,139	-	68,300,139
Sales and offering expenses	-	(7,126,921)	-	(7,126,921)	-	(7,126,921)
Cash distributions	-	(964,235)	(9,636)	(973,871)	-	(973,871)

Balance, December 31, 2009	68,411	58,640,528	(25,478)	58,615,050	-	58,615,050

Net income	-	2,314,994	23,384	2,338,378	78,514	2,416,892
Proceeds from sale of limited partnership interests	124,363	123,673,315	-	123,673,315	-	123,673,315
Sales and offering expenses	-	(13,155,312)	-	(13,155,312)	-	(13,155,312)
Cash distributions	-	(9,695,337)	(97,933)	(9,793,270)	(291,932)	(10,085,202)
Investment by noncontrolling interest	-	(514)	(5)	(519)	1,000,519	1,000,000

Balance, December 31, 2010	192,774	161,777,674	(100,032)	161,677,642	787,101	162,464,743

Net income (loss)	-	1,373,924	13,878	1,387,802	(1,660,570)	(272,768)
Repurchase of limited partnership interests	(65)	(53,498)	-	(53,498)	-	(53,498)
Proceeds from sale of limited partnership interests	66,123	65,673,533	-	65,673,533	-	65,673,533
Sales and offering expenses	-	(7,291,595)	-	(7,291,595)	-	(7,291,595)
Cash distributions	-	(18,987,222)	(191,790)	(19,179,012)	(6,046,713)	(25,225,725)
Investment by noncontrolling interests	-	-	-	-	20,316,111	20,316,111
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(1,734,169)	(1,734,169)

Balance, December 31, 2011	258,832	$202,492,816	$(277,944)	$202,214,872	$11,661,760	$213,876,632

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

			Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(272,768)	$2,416,892	$(1,584,298)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Finance income, net of costs and fees	840,302	296,186	-
Income from investments in joint ventures	(1,353,427)	(2,413,711)	(695,281)
Depreciation	14,185,603	3,467,107	649,453
Interest expense from amortization of debt financing costs	729,195	32,686	-
Interest expense, other	235,870	-	-
Other loss	609,423	25,045	-
Loss on financial instruments	10,619,755	-	-
Changes in operating assets and liabilities:
Other assets, net	(1,840,492)	(2,587,763)	(53,839)
Accrued expenses and other liabilities	347,991	1,739,886	86,383
Deferred revenue	2,193,998	824,580	227,161
Due to General Partner and affiliates	(316,475)	12,314	409,178
Distributions from joint ventures	1,374,091	2,413,711	695,281

Net cash provided by (used in) operating activities	27,353,066	6,226,933	(265,962)

Cash flows from investing activities:
Purchase of equipment	(79,564,939)	(39,468,973)	(14,179,989)
Principal repayment on net investment in finance leases	6,790,895	1,431,761	-
Investments in joint ventures	(1,050,000)	(214,418)	(18,807,294)
Distributions received from joint ventures in excess of profits	3,817,746	2,252,485	1,064,465
Investment in joint ventures by noncontrolling interest	-	1,350,000	-
Investment in notes receivable	(33,157,413)	(36,372,471)	-
Investment in note receivable from joint venture	(2,800,000)	-	-
Principal repayment on notes receivable	6,824,124	1,053,880	-

Net cash used in investing activities	(99,139,587)	(69,967,736)	(31,922,818)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	22,000,000	-	-
Repayments of non-recourse long-term debt	(15,597,082)	(907,292)	-
Debt financing costs	(4,420,000)	-	-
Sale of limited partnership interests	65,673,533	123,673,315	68,300,139
Sales and offering expenses paid	(6,166,877)	(11,728,597)	(6,641,287)
Deferred charges	(273,438)	(968,739)	(1,421,878)
Investment by noncontrolling interest	20,316,111	1,000,000	-
Distributions to noncontrolling interest	(6,046,713)	(291,932)	-
Cash distributions to partners	(19,179,012)	(9,793,270)	(973,871)
Repurchase of limited partnership interests	(53,498)	-	(1,000)

Net cash provided by financing activities	56,253,024	100,983,485	59,262,103

Net (decrease) increase in cash and cash equivalents	(15,533,497)	37,242,682	27,073,323
Cash and cash equivalents, beginning of the period	64,317,006	27,074,324	1,001

Cash and cash equivalents, end of the period	$48,783,509	$64,317,006	$27,074,324

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

			Period from June 19, 2009 (Commencement of Operations) through December 31, 2009

	Years Ended December 31,
	2011	2010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$9,888,212	$572,607	$-

Supplemental disclosure of non-cash investing and financing activities:

Underwriting fees due to ICON Securities	$-	$16,526	$-
Organizational and offering expenses due to Investment Manager	$-	$106,361	$155,694
Sales commissions due to third parties	$-	$-	$94,431
Organizational and offering expenses charged to equity	$1,124,718	$1,410,189	$391,203
Equipment purchased with non-recourse long-term debt paid directly by lender	$172,000,000	$43,550,000	$-
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$10,450,296	$-	$-
Equipment purchased with subordinated financing provided by seller	$9,000,000	$-	$-
Exchange of net investment in finance lease for noncontrolling interest
in investment in joint venture	$1,744,724	$-	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

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

The general partner of the Partnership is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation.  The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the Capital Assets the Partnership invests in. The General Partner has engaged ICON Capital as an investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership is currently in its operating period, which commenced on May 19, 2011.  With the proceeds from the sale of limited partnership interests (“Interests”), the Partnership invested in a diverse pool of Capital Assets and established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(1)	Organization - continued

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership raised $1,200,000.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to May 18, 2011, the Partnership sold 258,897 Interests to 7,010 limited partners, representing $257,646,987 of capital contributions.  For the period from the Commencement of Operations through May 18, 2011, the Partnership paid the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $17,201,964 and (ii) underwriting fees in the amount of $7,445,754 to ICON Securities Corp. d/b/a ICON Investments, an affiliate of the General Partner and the dealer-manager of the Partnership’s offering.  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,926,110 which were recorded as a reduction of partners’ equity.

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

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the Partnership has a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.  Interest income from notes receivable has been reclassified to finance income within the consolidated statements of operations. All capitalized initial direct costs and deferred fees associated with notes receivable have been reclassified to notes receivable within the consolidated balance sheets. Amortization expense relating to the capitalized initial direct costs has been reclassified to finance income within the consolidated income statements and consolidated statements of cash flows. Collection of finance leases relating to principal repayments has been reclassified as cash flows provided by investing activities within the consolidated statements of cash flows.

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

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world.  See Note 12 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method. These costs are included in other assets.

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
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Depreciation

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the Partnership first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

Revenue Recognition

The Partnership leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

For notes receivable, the Partnership uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

Notes Receivable

Notes receivable are reported in the Partnership’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in the Partnership’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the Partnership’s consolidated balance sheets.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The Partnership’s notes receivables are limited in number and are spread across a wide range of industries.  Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the note should be restructured.  Material events would be specifically disclosed in the discussion of each note held.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

Initial Direct Costs

The Partnership capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The Partnership pays acquisition fees to the Investment Manager equal to 2.50% of the investment made in Capital Assets by or on behalf of the Partnership, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Asset over the amount of the investment, if any (the “Purchase Price”).  These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s consolidated statements of operations.

Derivative Financial Instruments

The Partnership may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The Partnership enters into these instruments only for hedging underlying exposures. The Partnership does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the Partnership believes that these are effective economic hedges.

The Partnership accounts for derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Partnership must document and assess at inception and on an ongoing basis, the Partnership recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, allowance for credit losses, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the Partnership’s interim and annual periods beginning after December 15, 2011. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

(3)	Notes Receivable

On March 3, 2010, the Partnership provided a senior term loan in the aggregate amount of $9,857,589 to Northern Capital Associates XVIII, L.P., Northern Capital Associates XV, L.P. and Northern Capital Associates XIV, L.P. The loan bears interest at 18% per year, is payable for a period of forty-eight months and is secured by point of sale equipment. On December 23, 2010, the payment obligations were restructured and the term was extended through July 15, 2014.

On June 30, 2010, the Partnership made a $14,400,000 second priority term loan to Ocean Navigation 5 Co. Ltd and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”).  The loan was funded between July and September of 2010 and the proceeds were used by Ocean Navigation to purchase two Aframax tanker vessels, the Shah Deniz and the Absheron.  The loan bears interest at 15.25% per year and is for a period of six-years from the delivery date of each vessel.  The note is secured by the vessels.

On September 1, 2010, the Partnership made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC in the amount of $4,800,000.  The loan bears interest at 13% per year and is for a period of forty-eight months.  The note is secured by metal cladding and production equipment.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Notes Receivable - continued

On September 24, 2010, the Partnership made a term loan to Northern Crane Services Inc. in the amount of $5,250,000.  The loan bears interest at 15.75% per year and is for a period of fifty-four months beginning on October 1, 2010.  The note is secured by lifting and transportation equipment.

On July 26, 2011, the Partnership made a term loan in the amount of $9,465,000 to Western Drilling Inc. and Western Landholdings, LLC. The loan bears interest at 14% per year, matures on September 1, 2016 and is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property.

On December 22, 2011, a joint venture owned 75% by the Partnership and 25% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”) made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a new condensate splitter and aromatics complex.

For the year ended December 31, 2011, the Partnership recorded an allowance for credit losses of $620,000, which is included in general and administrative expenses on the Partnership's consolidated statements of operations.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2011 and 2010:

	2011	2010
Minimum rents receivable	$165,864,991	$70,027,335
Estimated residual values	45,859,529	43,641,942
Initial direct costs, net	3,240,012	1,685,898
Unearned income	(68,990,000)	(44,463,185)

Net investment in finance leases	$145,974,532	$70,891,990

Telecommunications Equipment

On February 25, 2010, the Partnership purchased telecommunications equipment for approximately $4,300,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for a period of thirty-six months.

On February 28, 2011, the Partnership purchased information technology equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing for a period of thirty-six months.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Net Investment in Finance Leases - continued

On June 9, 2011, the Partnership, through a joint venture with ICON ECI Fund Fifteen, L.P., an entity managed by the Investment Manager (“Fund Fifteen”), purchased information technology equipment for approximately $6,359,000 and simultaneously leased the equipment to Global Crossing for a period of thirty-six months.  As of June 9, 2011, the Partnership had a 100% ownership in the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen could contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which, the Partnership and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, the Partnership exchanged its 70.8% ownership interest in the joint venture for a proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, the Partnership purchased two supermax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden Holdings Limited (“Geden”) for $67,000,000.  Simultaneously with these acquisitions, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven-years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On June 21, 2011, the Partnership purchased a crude oil tanker, the Center, for $69,000,000, of which $16,000,000 was funded by cash, $44,000,000 was financed through non-recourse long-term debt and $9,000,000 of subordinated seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation Ltd., a wholly-owned subsidiary of Geden, for a period of five-years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter were as follows at December 31, 2011:

Years Ending December 31,
2012	$23,631,859
2013	22,249,346
2014	18,535,786
2015	17,155,000
2016	76,922,000
Thereafter	7,371,000
$165,864,991

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011 and 2010:

	2011	2010
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - crude oil tankers	174,605,000	-
	199,412,359	24,807,359
Less: Accumulated depreciation	18,302,163	4,116,560
	$181,110,196	$20,690,799

Depreciation expense was $14,185,603, $3,467,107 and $649,453 for the years ended December 31, 2011 and 2010 and the period from Commencement of Operations through December 31, 2009, respectively.

Packaging Equipment

On July 31, 2009, the Partnership purchased a 3-layer blown film extrusion line from Exopack, LLC for approximately $2,713,000, which was simultaneously leased back to Exopack for a period of sixty-months.  On September 30, 2009, the Partnership purchased an eight color flexographic printing press from Exopack for approximately $3,662,000, which was simultaneously leased back to Exopack for a period of sixty-months.

Telecommunications Equipment

On September 30, 2009 the Partnership purchased telecommunications equipment for approximately $5,323,000, which was simultaneously leased to Global Crossing for a period of thirty- six months.  On November 12, 2009, the Partnership purchased additional telecommunications equipment for approximately $2,136,000 and simultaneously leased the equipment to Global Crossing for thirty-six months. On April 1, 2010, the Partnership sold a 9.084% noncontrolling interest in the entity holding these leases to an unaffiliated third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000, after which the Partnership’s controlling interest in was reduced to 90.916%.

Motor Coaches

On March 9, 2010, the Partnership purchased eleven 2010 MCI J4500 motor coach buses for approximately $4,500,000 and simultaneously leased the buses to Dillon's Bus Service, Inc (“DBS”).  On May 13, 2010, fifteen additional motor coach buses were purchased for approximately $5,900,000 and simultaneously leased to Lakefront Lines, Inc (“Lakefront”).  The leases are for a period of sixty-months and the base term commenced on June 1, 2010.

On January 3, 2012, DBS, Lakefront and its parent-company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. To date, DBS and Lakefront have made substantially all of their lease payments. The Investment Manager has reviewed DBS and Lakefront’s ability to make future rental payments through ongoing discussions with DBS and Lakefront’s management and, based on its indications, has concluded that no allowance for bad debt is required as of December 31, 2011.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Leased Equipment at Cost - continued

Marine Vessels

On March 29, 2011, the Partnership and Fund Twelve entered into a joint venture, owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two Aframax tankers and two Very Large Crude Carriers (the “VLCCs”) (collectively, the “AET Vessels”). The Aframax tankers were each acquired for a purchase price of $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for a purchase price of $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of ten-years.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2011:

Years Ending December 31,
2012	$30,447,254
2013	28,117,592
2014	22,201,708
2015	19,009,656
2016	19,010,144
Thereafter	78,416,844

$197,203,198

(6)	Investments in Joint Ventures

Between June 26, 2009 and August 17, 2009, a joint venture between the Partnership and Fund Twelve, purchased eight natural gas compressors for approximately $11,298,000, which were simultaneously leased to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  Each lease is for a period of forty-eight months and expires on August 31, 2013.  Cumulatively, the Partnership contributed approximately $5,084,000, after which the Partnership’s and Fund Twelve’s ownership interests were 45% and 55%, respectively.

On June 29, 2009, a joint venture between the Partnership and Fund Twelve made secured term loans to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (collectively the “ARAM Borrowers”) in the amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche of the loans in the amount of $7,500,000. The loans bear interest at 15% per year and are for a period of sixty months beginning on August 1, 2009.  Cumulatively, the Partnership contributed $9,000,000 to the joint venture, after which the Partnership’s and Fund Twelve’s ownership interests were 45% and 55%, respectively.

On December 23, 2009, a joint venture owned 45% by the Partnership and 55% by Fund Twelve made a second priority secured term loan to Quattro Plant Limited, a wholly-owned subsidiary of Quattro Group Limited.  The secured term loan bears interest at 20% per year and is for a period of thirty-three months.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Investments in Joint Ventures – continued

On April 1, 2010, the Partnership and Fund Twelve (each a “Seller” and together, the “Sellers”), sold ownership interests to Hardwood in the joint ventures with leases to APMC, loans to the ARAM Borrowers and a loan to Quattro Plant. Hardwood paid $1,000,000 for each of these three investments. The ownership interest in each of the three entities provided by each Seller to Hardwood was proportionate to the Sellers’ ownership percentages immediately prior to the sale. The Partnership received aggregate proceeds of $1,350,000 and recorded an aggregate loss on sale of approximately $25,000.

Immediately following the sales, the resulting ownership interests were as follows:

	Partnership	Fund Twelve	Hardwood	Total
APMC	40.533%	49.540%	9.927%	100%
ARAM Borrowers	42.616%	52.087%	5.297%	100%
Quattro Plant	40.195%	49.127%	10.678%	100%

Effective January 1, 2011, the Partnership exchanged its 42.62% ownership interest in the joint venture that made loans to the ARAM Borrowers for a proportionate share of the loans. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Effective January 1, 2011, the Partnership exchanged its 40.20% ownership interest in the joint venture that made a loan to Quattro Plant for a proportionate share of the future cash flows of the loan. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

On July 15, 2011, the joint venture amended the master lease agreement with APMC. As a result, the joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture entered into a loan agreement with Wells Fargo Equipment Finance, Inc. in the amount of approximately $10,628,000. The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013. On September 29, 2011, the Partnership received a distribution of approximately $4,300,000 from the joint venture, which included the return of the Partnership’s capital. In connection with the distribution, the Partnership reduced its investment in the joint venture to zero and recorded approximately $949,000 of additional income from investments in joint ventures.

On December 19, 2011, the Partnership, through a joint venture owned 60% by Fund Fifteen and 40% by the Partnership, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel will be the lesser of $25,000,000 and the fair market value of the vessel as determined two weeks before the vessel's delivery date, which is expected to occur on or before April 30, 2012. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price and will fund the remaining portion upon delivery of the vessel. Simultaneously with the funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine-years to commence on the delivery date of the vessel.  For the purpose of purchasing the Lewek Ambassador, the joint venture was capitalized using a combination of debt and equity.  The joint venture has recorded notes payable to Fund Fifteen and the Partnership in the amounts of $4,200,000 and $2,800,000, respectively.  The notes bear interest at 17% per year and mature eighty-four months from the delivery of the vessel.  The note is presented as note receivable from joint venture on the Partnership's consolidated balance sheets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Non-Recourse Long-Term Debt

The Partnership had $221,045,626 of non-recourse long-term debt at December 31, 2011.

On October 1, 2010, the Partnership borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 3.85% and was fixed at a rate of 4.9825% for the first four years. Thereafter, the interest rate will be fixed again at LIBOR plus 3.85% on September 29, 2014. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. The Partnership paid and capitalized approximately $653,000 in debt financing costs.

On March 29, 2011, the Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the Aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed pursuant to a swap agreement at 4.5550% per year through maturity on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011 and was thereafter fixed pursuant to a swap agreement at 6.3430% per year through maturity on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party (the “Sub Debt”) related to the investment in the AET Vessels.  The loan bears interest at 12% and is for a period of sixty months and at the joint venture's option may be extended for an additional twelve months. The loan is secured by an interest in the equity of the joint venture.

Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Approximately $400,000 included in cash and cash equivalents at December 31, 2011 subsequently became restricted upon notice by the Senior Debt lender. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured.  Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt.  As of March 2012, all required payments on the Sub Debt have been made.  Should the Partnership fail to meet its future payment obligations, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charter until such time as the Sub Debt lender has received all unpaid amounts.

On June 21, 2011, the Partnership borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011 and was thereafter fixed pursuant to a swap agreement at 5.235% per year through maturity. The loan is secured by the crude oil tanker.

As of December 31, 2011 and 2010, the Partnership had capitalized net debt financing costs of $4,311,368 and $620,565, respectively. For the years ended December 31, 2011 and 2010 and the Commencement of Operations through December 31, 2009, the Partnership recognized additional interest expense of $729,195, $32,686 and $0, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2011:

Years Ending December 31,
2012	$21,609,370
2013	23,369,059
2014	37,823,869
2015	15,769,168
2016	43,599,168
Thereafter	78,874,992
$221,045,626

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(8)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At December 31, 2011, the Partnership had $15,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At December 31, 2011, there were no obligations outstanding under the Facility.

At December 31, 2011, the Partnership was in compliance with all covenants related to the Facility.

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

In addition, the Partnership reimbursed the General Partner and its affiliates for organizational and offering expenses incurred in connection with the Partnership’s organization and offering.  The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests are sold in the offering) and the actual costs and expenses incurred by the General Partner and its affiliates.  The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(9)	Transactions with Related Parties - continued

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

The Partnership paid distributions to the General Partner of $191,790, $97,933 and $9,636 for the years ended December 31, 2011 and 2010 and from Commencement of Operations through December 31, 2009, respectively.  The General Partner’s interest in the Partnership’s net income (loss) for the years ended December 31, 2011 and 2010 and from Commencement of Operations through December 31, 2009 was $13,878, $23,384 and ($15,843), respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

					Period from the
					Commencement of
			Years Ended December 31,		Operations through
Entity	Capacity	Description	2011	2010	December 31, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$273,438	$1,075,100	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	1,877,234	3,542,132	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	9,030,609	5,923,983	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	1,943,217	588,415	76,559
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	5,241,199	4,778,359	1,924,682
			$18,365,697	$15,907,989	$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At December 31, 2011 and 2010, the Partnership had a net payable of $381,277 and $700,073, respectively, due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At December 31, 2011, the Partnership had a note receivable from joint venture of $2,800,000 (see Note 6).

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments

The Partnership may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The Partnership enters into these instruments only for hedging underlying exposures. The Partnership does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the Partnership believes that these are effective economic hedges.

The Partnership recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Partnership must document and assess at inception and on an ongoing basis, the Partnership recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Non-designated Derivatives

As of December 31, 2011, the Partnership had five interest rate swaps that are not designated as cash flow hedges with an aggregate notional amount of $161,455,000.  These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Partnership’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate payments from a counterparty in exchange for the Partnership making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of December 31, 2011 and 2010:

	Liability Derivatives
		December 31,
	Balance Sheet Location	2011 Fair Value	2010 Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$10,663,428	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2011 of $12,557,138 related to interest rate swaps.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments - continued

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

As of December 31, 2011, the fair value of the derivatives in a liability position was $10,663,428. In the event that the Partnership would be required to settle its obligations under the derivative contracts as of December 31, 2011, the termination value would be $11,575,725.

(11)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

The following table summarizes the valuation of the Partnership’s material financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative financial instruments	$-	$10,663,428	$-	$10,663,428

The Partnership’s derivative financial instruments, including interest rate swaps, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities was recorded in derivative financial instruments within the consolidated balance sheets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(11)	Fair Value Measurements – continued

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	December 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$73,206,783	$75,752,509

Fixed rate non-recourse long term debt	$59,590,626	$60,447,957

Other liabilities	$7,097,436	$7,504,620

(12)	Concentrations of Risk

At times, the Partnership's cash and cash equivalents may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2011, the Partnership had two lessees that accounted for 66.87% of the Partnership’s rental and finance income.

For the year ended December 31, 2010, the Partnership had four lessees and one borrower that accounted for 88.32% of the Partnership’s rental and finance income.

For the year ended December 31, 2009, the Partnership had two lessees that accounted for 100.00% of the Partnership’s rental income.

As of December 31, 2011 and 2010, equipment on lease to two lessees accounted for approximately 64.73% and 32.28% of total assets, respectively.

As of December 31, 2011 and 2010, the Partnership had two and one lenders that accounted for 90.31% and 92.11% of total liabilities, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(13)	Geographic Information

Geographic information for revenue and long-lived assets, which includes operating leases (net of accumulated depreciation), finance leases, investments in joint ventures and notes receivable, were as follows:

	Year Ended December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$5,984,920	$617,278	$373,378	$12,810,268	$19,785,844
Rental income	$5,989,688	$-	$-	$19,469,055	$25,458,743
Income from investments in joint ventures	$1,353,427	$-	$-	$-	$1,353,427

	At December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$13,298,467	$-	$-	$132,676,065	$145,974,532
Leased equipment at cost, net	$16,897,421	$-	$-	$164,212,775	$181,110,196
Notes receivable	$29,023,971	$2,291,360	$23,630,939	$15,460,513	$70,406,783
Note receivable from joint venture	$-	$-	$-	$2,800,000	$2,800,000
Investments in joint ventures	$-	$-	$-	$1,029,336	$1,029,336

(a) Vessels are free to trade worldwide.

	Year Ended December 31, 2010
	North
	America	Europe	Vessels (a)	Total
Revenue:
Finance income	$2,187,649	$-	$2,657,661	$4,845,310
Rental income	$5,434,204	$-	$-	$5,434,204
Income from investments in joint ventures	$1,775,660	$638,051	$-	$2,413,711

	At December 31, 2010
	North
	America	Europe	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,497,935	$-	$67,394,055	$70,891,990
Leased equipment at cost, net	$20,690,799	$-	$-	$20,690,799
Notes receivable	$19,414,878	$-	$15,682,264	$35,097,142
Investments in joint ventures	$10,878,169	$3,451,548	$-	$14,329,717

(a) Vessels are free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(13)	Geographic Information - continued

	Year Ended December 31, 2009
	North
	America	Europe	Total
Revenue:
Rental income	$1,044,930	$-	$1,044,930
Income from investments in joint ventures	$751,812	$(56,531)	$695,281

	At December 31, 2009
	North
	America	Europe	Total
Long-lived assets:
Leased equipment at cost, net	$13,530,536	$-	$13,530,536
Investments in joint ventures	$13,502,011	$4,240,818	$17,742,829

(14)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2011				December 31,
	March 31,	June 30,	September 30,	December 31,	2011

Total revenue	$5,657,525	$12,241,646	$14,783,502	$14,114,441	$46,797,113

Net income (loss)	$2,109,370	$(2,709,883)	$(1,700,484)	$2,028,229	$(272,678)

Net income (loss) attributable to Fund Fourteen
allocable to limited partners	$2,047,677	$(1,832,459)	$(626,627)	$1,785,333	$1,373,924

Weighted average number of limited partnership
interests outstanding	208,471	247,140	258,832	258,832	243,491

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership interest	$9.82	$(7.41)	$(2.42)	$6.90	$5.64

	(unaudited)				Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue	$1,951,264	$2,629,183	$2,929,667	$5,325,102	$12,835,226

Net income (loss)	$10,541	$(310,687)	$547,389	$2,169,649	$2,416,892

Net income (loss) attributable to Fund Fourteen
allocable to limited partners	$10,436	$(334,043)	$515,885	$2,122,716	$2,314,994

Weighted average number of limited partnership
interests outstanding	84,756	117,468	147,266	176,986	131,915

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership interest	$0.12	$(2.84)	$3.50	$11.99	$17.55

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(15)	Commitments and Contingencies and Off-Balance Sheet Transactions

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At December 31, 2011, the Partnership had $2,500,000 in restricted cash, which is included in other assets on the Partnership’s consolidated balance sheets.

On September 27, 2010, the Partnership’s wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

(16)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership.  The Partnership’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2011 and 2010, the partners’ equity included in the consolidated financial statements totaled $202,214,872 and $161,677,642, respectively. The partners’ capital for federal income tax purposes at December 31, 2011 and 2010, totaled $214,601,490 and $148,376,322, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income (loss) attributable to Fund Fourteen per consolidated financial statements	$1,387,802	$2,338,378	$(1,584,298)

Rental income	(28,528)	2,134,479	210,820
Depreciation and amortization	(288,385)	(7,546,470)	(6,396,843)
Tax gain (loss) from consolidated joint venture	16,694,669	877,362	(1,915,676)
Other	2,097,312	10,832	213,117

Net income (loss) for federal income tax purposes	$19,862,870	$(2,185,419)	$(9,472,880)

(17)	Subsequent Events

On February 3, 2012, the Partnership made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC.  The loan bears interest at 15% per year and is for a period of sixty-months. The loan is secured by all of Revstone’s assets, including a mortgage over real property.

On February 29, 2012, the Partnership made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc.  The loan bears interest at 13% per year and is for a period of sixty-months.  The loan is secured by all of Kanza’s assets.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Notes Receivable		Other Charges Add (Deduct)	Balance at End of Year
Deduction

Allowance for credit losses:

Year ended December 31, 2011
Credit loss reserve
(deducted from notes receivable)	$-	$-	$620,000	$-	$-	$620,000

Year ended December 31, 2010
Credit loss reserve
(deducted from notes receivable)	$-	$-	$-	$-	$-	$-

Year ended December 31, 2009
Credit loss reserve
(deducted from notes receivable)	$-	$-	$-	$-	$-	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant’s General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company in August 2008 to act as our general partner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital Corp., our Investment Manager.

Name	Age	Title
Michael A. Reisner	41	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	39	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
Craig A. Jackson	52	Managing Director

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009. Mr. Franz was previously Vice President of Accounting and Finance from March 2009 to July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo has been Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to June 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities law compliance, and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from the University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in February in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our General Partner.  Our General Partner’s address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

					Period from the
					Commencement of
			Years Ended December 31,		Operations through
Entity	Capacity	Description	2011	2010	December 31, 2009
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$273,438	$1,075,100	$1,577,572
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	1,877,234	3,542,132	2,026,388
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	9,030,609	5,923,983	1,025,143
ICON Capital Corp.	Investment Manager	Management fees (4)	1,943,217	588,415	76,559
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	5,241,199	4,778,359	1,924,682
			$18,365,697	$15,907,989	$6,630,344

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with our accounting policies.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our General Partner of $191,790, $97,933 and $9,636 for the years ended December 31, 2011 and 2010 and for the period from the Commencement of Operations through December 31, 2009, respectively. Our General Partner’s interest in our net income (loss) was $13,878, $23,384 and ($15,843) for the year ended December 31, 2011 and 2010 and for the period from the Commencement of Operations through December 31, 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 16, 2012, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2011 and 2010, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$415,100	$424,823
Tax Fees	45,623	40,000
	$460,723	$464,823

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

ICON Atlas, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Atlas, LLC

We have audited the accompanying balance sheets of ICON Atlas, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Atlas, LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

March 29, 2012

New York, New York

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Balance Sheets

Assets

	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$26,545	$210,683
Current portion of net investment in finance leases	707,772	-
Due from affiliates	22,592	20,307

Total current assets	756,909	230,990

Non-current assets:
Net investment in finance leases, less current portion	7,205,369	-
Leased equipment at cost (less accumulated
depreciation of $1,329,809)	-	10,281,711
Other non-current assets, net	77,302	-

Total non-current assets	7,282,671	10,281,711

Total Assets	$8,039,580	$10,512,701

Liabilities and Members’ (Deficit) Equity

Current liabilities:
Current portion of non-recourse long-term debt	$1,883,868	$-
Deferred revenue	-	1,088,530
Accrued expenses	34,110	29,310

Total current liabilities	1,917,978	1,117,840

Non-current liabilities:
Non-recourse long-term debt, less current portion	8,076,460	-

Total non-current liabilities	8,076,460	-

Total Liabilities	9,994,438	1,117,840

Commitments and contingencies

Members’ (Deficit) Equity:
Total Members’ (Deficit) Equity	(1,954,858)	9,394,861

Total Liabilities and Members’ (Deficit) Equity	$8,039,580	$10,512,701

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Operations

			For the period from June 26, 2009 (Commencement of Operations) through December 31, 2009
	Years Ended December 31,
	2011	2010
			(unaudited)

Revenue:
Finance income	$856,579	$-	$-
Rental income	1,321,491	2,455,820	1,052,362

Total revenue	2,178,070	2,455,820	1,052,362

Expenses:
General and administrative	32,308	2,116	908
Interest	160,255	-	-
Depreciation and amortization	531,345	933,765	396,044

Total expenses	723,908	935,881	396,952

Net income	$1,454,162	$1,519,939	$655,410

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity (Deficit)

Members’ Equity (Deficit)

Balance, June 26, 2009 (Commencement of Operations) (unaudited)	$-

Equity investment from members	11,611,520
Net income	655,410
Cash distributions to members	(1,967,666)

Balance, December 31, 2009 (unaudited)	10,299,264

Net income	1,519,939
Cash distributions to members	(2,424,342)

Balance, December 31, 2010	9,394,861

Net income	1,454,162
Cash distributions to members	(12,803,881)

Balance, December 31, 2011	$(1,954,858)

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

			For the period from June 26, 2009 (Commencement of Operations) through December 31, 2009

	Years Ended December 31,
	2011	2010
			(unaudited)
Cash flows from operating activities:
Net income	$1,454,162	$1,519,939	$655,410
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	531,345	933,765	396,044
Interest expense on non-recourse financing paid
directly to lenders by lessees	141,146	-	-
Interest expense from amortization of debt financing costs	19,109	-	-
Finance income paid directly to lender by lessee	(358,832)	-	-
Changes in operating assets and liabilities:
Deferred revenue	(496,882)	173,225	915,305
Accrued expenses	4,800	(11,603)	40,913
Due from affilates	(2,285)	(3,890)	(16,417)

Net cash provided by operating activities	1,292,563	2,611,436	1,991,255

Cash flows from investing activities:
Purchase of equipment	-	-	(11,611,520)
Principal repayment on net investment in finance leases	795,470	-	-

Net cash provided by (used in) investing activities	795,470	-	(11,611,520)

Cash flows from financing activities:
Payments of loan origination fees	(96,409)
Proceeds from non-recourse long-term debt	10,628,119	-	-
Equity investment from members	-	-	11,611,520
Cash distributions to members	(12,803,881)	(2,424,342)	(1,967,666)

Net cash (used in) provided by financing activities	(2,272,171)	(2,424,342)	9,643,854

Net (decrease) increase in cash	(184,138)	187,094	23,589

Cash, beginning of period	210,683	23,589	-

Cash, end of period	$26,545	$210,683	$23,589

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lender by lessee	$808,937	$-	$-

Reclassification of deferred revenue to net investment in finance lease	$777,945	$-	$-
Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$9,781,065	$-	$-

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the period ended December 31, 2009)

(1)	Organization

ICON Atlas, LLC (the “LLC”) was formed on June 1, 2009, as a Delaware limited liability company, for the purpose of investing in eight new Ariel natural gas compressors from AG Equipment Co. (“AG”).  The LLC was originally formed as a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses.

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

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method. These costs are included in other current and other non-current assets.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
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

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease. For an operating lease, the initial costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the period ended December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the cashed received and the income recognized on a straight-line basis.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2011 and 2010.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays 3% and 2.5% of the purchase price for Fund Twelve and Fund Fourteen’s portion, respectively, of the investment made by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases in the LLC’s statements of operations. Costs related to leases or other financing transactions are expensed as an acquisition expense in the LLC’s consolidated statement of operations.

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

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the period ended December 31, 2009)

(3)	Net Investment in Finance Leases

Net investment in finance lease consisted of the following at December 31, 2011:

2011

Minimum rents receivable	$10,533,513
Initial direct costs, net	100,759
Unearned income	(2,721,131)

Net investment in finance leases	7,913,141

Less: Current portion of net
investment in finance leases	707,772

Net investment in finance leases,
less current portion	$7,205,369

During 2009, the LLC purchased eight new Ariel natural gas compressors from AG for approximately $11,298,000. Simultaneously with the purchase, the LLC entered into leases with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule is for a period of forty-eight months and expires on August 31, 2013.  The LLC paid an acquisition fee to the Manager in the amount of approximately $314,000 in connection with this transaction.

On July 15, 2011, the LLC amended the master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The LLC received an amendment fee of $500,000 and the leases were reclassified from operating leases to direct finance leases.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable finance leases over the next two years consisted of the following at December 31, 2011:

Years Ending
December 31,

2012	$9,724,576
2013	808,937

$10,533,513

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011
(unaudited with respect to the period ended December 31, 2009)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010:

2010
Gas compressors	$11,611,520
Less: Accumulated depreciation	1,329,809

$10,281,711

Depreciation expense was $500,646, $933,765 and $396,044 for the years ended December 31, 2011 and 2010 and for the period from June 26, 2009 (commencement of operations) through December 31, 2009, respectively.

(5)	Non-Recourse Long-Term Debt

On September 14, 2011, the LLC entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,000. Wells Fargo received a first priority security interest in the leased equipment, among other collateral. The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

As of December 31, 2011, the LLC had capitalized net debt financing costs of $77,302. For the year ended December 31, 2011, the LLC recognized interest expense from amortization expense of debt financing costs of $19,109.

The aggregate maturities of non-recourse long-term debt over the next two years were as follows at December 31, 2011:

Years Ending
December 31,

2012	$1,883,868
2013	8,076,460

$9,960,328

The carrying value of the LLC's non-recourse debt approximates its fair value at December 31, 2011.

(6)	Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(7)	Concentration of Risk

For the years ended December 31, 2011 and 2010 and the period from June 26, 2009 (Commencement of operations) through December 31, 2009, the LLC had one lessee that accounted for 100% of total finance and rental income.

As of December 31, 2011 and 2010, the LLC had one lessee that accounted for 98.4% and 97.8% of total assets, respectively.

ICON ION, LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON ION, LLC

We have audited the accompanying balance sheet of ICON ION, LLC (the “Company”) as of December 31, 2010, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010 and for the period from June 29, 2009 (Commencement of Operations) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON ION, LLC at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from June 29, 2009 (Commencement of Operations) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON ION, LLC
(A Delaware Limited Liability Company)
Balance Sheet

Assets

December 31,
2010
Current assets:
Cash	$14,123
Interest receivable	285,268
Current portion of notes receivable	3,542,378
Other current assets	61,342

Total current assets	3,903,111

Non-current assets:
Notes receivable, less current portion	12,485,562
Other non-current assets, net	298,425

Total non-current assets	12,783,987

Total Assets	$16,687,098

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$161,311
Due to affiliates	36,986
Other current liabilities	172,720

Total current liabilities	371,017

Total Liabilities	371,017

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	16,316,081

Total Liabilities and Members’ Equity	$16,687,098

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended December 31, 2010	For the period from June 29, 2009 (Commencement of Operations) through December 31, 2009

Revenue:
Interest income - notes receivable	$2,829,132	$1,542,050

Total revenue	2,829,132	1,542,050
Expenses:
General and administrative	185,040	-
Amortization	166,092	90,483

Total expenses	351,132	90,483

Net income	$2,478,000	$1,451,567

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

On April 1, 2010, the LLC’s Members sold to Hardwood Partners, LLC a 5.297% noncontrolling interest in ICON ION. As a result, Fund Twelve’s and Fund Fourteen’s interest in ICON ION was reduced to 52.087% and 42.616%, respectively.

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

The LLC’s notes receivable are limited to a single industry.  The LLC estimates the allowance for credit losses based on a detailed analysis of each note. Each note is analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If the note becomes non-performing due to the borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured.  Such events are specifically disclosed in the discussion of each note held.  As of December 31, 2010, the Manager determined that no allowance for credit losses was required.

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

As of December 31, 2010, the LLC had two affiliated borrowers that accounted for 100% of the notes receivable balance.

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

                                                                                             /s/ Ernst & Young, LLP

March 31, 2011
New York, New York

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Balance Sheet

Assets

December 31,
2010

Current assets:
Interest receivable	$130,324
Current portion of note receivable	3,237,110

Total current assets	3,367,434

Non-current assets:
Note receivable, less current portion	4,582,358
Other non-current assets, net	790,523

Total non-current assets	5,372,881

Total Assets	$8,740,315

Liabilities and Members’ Equity

Current liabilities:
Deferred revenue	$79,353
Other current liabilities	-

Total current liabilities	79,353

Total Liabilities	79,353

Commitments and contingencies

Members’ Equity:
Total Members’ Equity	8,660,962

Total Liabilities and Members’ Equity	$8,740,315

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year Ended December 31, 2011	For the period from December 23, 2009 (Commencement of Operations) through December 31, 2009
		(unaudited)

Revenue:
Interest income - note receivable	$2,248,161	$58,819
Loss on foreign exchange	(299,057)	(173,963)

Total revenue	1,949,104	(115,144)

Expenses:
Amortization	416,249	10,481

Total expenses	416,249	10,481

Net income (loss)	$1,532,855	$(125,625)

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

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year Ended December 31, 2010	For the period from December 23, 2009 (Commencement of Operations) through December 31, 2009
		(unaudited)

Cash flows from operating activities:
Net income (loss)	$1,532,855	$(125,625)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization	416,249	10,481
Changes in operating assets and liabilities:
Interest receivable	(84,138)	(46,186)
Other non-current assets	(399,847)	(817,406)
Deferred revenue	(82,389)	161,742
Other current liabilities	(480,690)	480,690

Net cash provided by (used in) operating activities	902,040	(336,304)

Cash flows from investing activities:
Investment in term loan	-	(9,293,340)
Proceeds received from repayment of term loan	1,473,872	-

Net cash provided by (used in) investing activities	1,473,872	(9,293,340)

Cash flows from financing activities:
Equity investment from members	475,852	9,793,515
Cash distributions to members	(2,851,764)	(163,871)

Net cash (used in) provided by financing activities	(2,375,912)	9,629,644

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

Allowance for Credit Losses

When evaluating the adequacy of the allowance for credit losses, the LLC estimates the collectability of its notes receivable by analyzing the borrowers’ creditworthiness, current economic trends and the value of the collateral. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2010.

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

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2010
(unaudited with respect to the period ended December 31, 2009)

(3)	Note Receivable – continued

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

The LLC’s note receivable is limited to a single entity. The LLC estimates the allowance for credit losses based on a detailed analysis of the note. The note is analyzed quarterly and categorized as either performing or nonperforming based on payment history. If the note becomes non-performing due to the borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured. Such events are specifically disclosed in the discussion of the note. As of December 31, 2010, the Manager determined that no allowance for credit losses was required.

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

As of December 31, 2010, the LLC had one borrower that accounted 100% of the notes receivable balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
      (General Partner of the Registrant)

March 29, 2012

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

March 29, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

110