Form 10-Q
period 2012-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2012-05-11
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on May 4, 2012 is 258,832.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	March 31,
	2012	December 31,
	(unaudited)	2011

Cash and cash equivalents	$18,466,468	$48,783,509
Restricted cash	4,500,618	2,500,000
Net investment in finance leases	143,957,560	145,974,532
Leased equipment at cost (less accumulated depreciation of
$22,676,517 and $18,302,163, respectively)	176,735,842	181,110,196
Net investment in notes receivable	98,340,419	70,406,783
Note receivable from joint venture	2,800,000	2,800,000
Investments in joint ventures	1,003,774	1,029,336
Other assets	6,738,151	6,044,435

Total Assets	$452,542,832	$458,648,791

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$215,887,943	$221,045,626
Derivative financial instruments	9,974,774	10,663,428
Deferred revenue	3,243,169	3,245,739
Due to General Partner and affiliates	363,796	398,466
Accrued expenses and other liabilities	9,123,853	9,418,900

Total Liabilities	238,593,535	244,772,159

Commitments and contingencies (Note 10)

Equity:
Partners’ Equity:
Limited Partners	202,532,189	202,492,816
General Partner	(277,546)	(277,944)

Total Partners’ Equity	202,254,643	202,214,872

Noncontrolling Interests	11,694,654	11,661,760

Total Equity	213,949,297	213,876,632

Total Liabilities and Equity	$452,542,832	$458,648,791

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Finance income	$6,789,817	$3,635,146
Rental income	7,906,717	1,699,791
(Loss) income from investments in joint ventures	(143,062)	146,110
Other income	76,966	176,479

Total revenue	14,630,438	5,657,526

Expenses:
Management fees	575,688	336,186
Administrative expense reimbursements	790,265	1,192,961
General and administrative	25,532	368,459
Depreciation	4,374,354	1,051,420
Interest	2,942,730	599,130
Loss on derivative financial instruments	229,575	-

Total expenses	8,938,144	3,548,156

Net income	5,692,294	2,109,370

Less: Net income attributable to noncontrolling interests	423,597	41,009

Net income attributable to Fund Fourteen	$5,268,697	$2,068,361

Net income attributable to Fund Fourteen allocable to:
Limited Partners	$5,216,010	$2,047,677
General Partner	52,687	20,684

	$5,268,697	$2,068,361

Weighted average number of limited
partnership interests outstanding	258,832	208,471

Net income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$20.15	$9.82

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interests	Equity
Balance, December 31, 2011	258,832	$202,492,816	$(277,944)	$202,214,872	$11,661,760	$213,876,632

Net income	-	5,216,010	52,687	5,268,697	423,597	5,692,294
Cash distributions	-	(5,176,637)	(52,289)	(5,228,926)	(390,703)	(5,619,629)

Balance, March 31, 2012 (unaudited)	258,832	$202,532,189	$(277,546)	$202,254,643	$11,694,654	$213,949,297

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,692,294	$2,109,370
Adjustments to reconcile net income to net cash
provided by operating activities:
Finance income, net of costs and fees	116,655	219,060
Loss (income) from investments in joint ventures	143,062	(146,110)
Depreciation	4,374,354	1,051,420
Interest expense from amortization of debt financing costs	255,057	32,306
Interest expense, other	93,918	-
Other income	(64,740)	(121,319)
Gain on derivative financial instruments	(688,654)	-
Allowance for credit losses	(340,000)	-
Changes in operating assets and liabilities:
Restricted cash	(2,000,618)	(500,000)
Other assets	(940,498)	31,294
Accrued expenses and other liabilities	(388,965)	130,203
Deferred revenue	(2,570)	1,999,809
Due to General Partner and affiliates	(34,670)	115,773
Distributions from joint ventures	-	146,110

Net cash provided by operating activities	6,214,625	5,067,916

Cash flows from investing activities:
Purchase of equipment	-	(55,382,745)
Principal repayment on finance leases	1,959,838	985,163
Investment in joint venture	(117,500)	-
Distributions received from joint ventures in excess of profits	-	98,898
Investment in notes receivable	(29,676,825)	-
Principal repayment on notes receivable	2,080,133	1,536,563

Net cash used in investing activities	(25,754,354)	(52,762,121)

Cash flows from financing activities:
Repayments of non-recourse long-term debt	(5,157,683)	(907,292)
Debt financing costs	-	(3,540,000)
Sale of limited partnership interests	-	33,326,751
Sales and offering expenses paid	-	(3,084,050)
Deferred charges	-	(100,000)
Investment by noncontrolling interest	-	12,191,868
Distributions to noncontrolling interests	(390,703)	(97,311)
Cash distributions to partners	(5,228,926)	(3,991,141)
Repurchase of limited partnership interests	-	(29,031)

Net cash (used in) provided by financing activities	(10,777,312)	33,769,794

Net decrease in cash and cash equivalents	(30,317,041)	(13,924,411)
Cash and cash equivalents, beginning of the period	48,783,509	64,317,006

Cash and cash equivalents, end of the period	$18,466,468	$50,392,595

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,509,075	$513,462

Supplemental disclosure of non-cash investing and financing activities:

Underwriting fees due to ICON Securities	$-	$18,108
Organizational and offering expenses due to Investment Manager	$-	$65,726
Organizational and offering expenses charged to equity	$-	$534,465
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$128,000,000
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$-	$10,450,296

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and consolidated subsidiaries (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the general partner, ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (“ICON Capital” or the “Investment Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Notes Receivable and Direct Finance Leases and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

(2)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Principal outstanding	$93,104,503	$66,014,815
Initial direct cost	7,718,061	6,607,532
Deferred fees	(2,202,145)	(1,595,564)
Credit loss reserve	(280,000)	(620,000)

Net investment in notes receivable	$98,340,419	$70,406,783

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(2)	Net Investment in Notes Receivable - continued

On February 3, 2012, the Partnership made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.  In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”), which is intended not to exceed $4,760,000. On April 2, 2012, Revstone borrowed approximately $1,000,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months.  The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of sixty months. The loan is secured by all of Kanza’s assets.

On May 2, 2012, Northern Capital Associates XVIII, L.P. and certain of its affiliates satisfied their obligations in connection with a senior term loan by making a payment of approximately $5,700,000.

During the quarter ended March 31, 2012, the Partnership reduced the allowance for credit losses from $620,000 to $280,000, which was recorded as a reduction of general and administrative expenses on the Partnership’s consolidated statements of operations.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2012	2011
Minimum rents receivable	$159,980,526	$165,864,991
Estimated residual values	45,859,529	45,859,529
Initial direct costs	3,062,013	3,240,012
Unearned income	(64,944,508)	(68,990,000)

Net investment in finance leases	$143,957,560	$145,974,532

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2012	2011
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - crude oil tankers	174,605,000	174,605,000
	199,412,359	199,412,359
Less: Accumulated depreciation	22,676,517	18,302,163
	$176,735,842	$181,110,196

Depreciation expense was $4,374,354 and $1,051,420 for the three months ended March 31, 2012 and 2011, respectively.

(5)	Non-Recourse Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Partnership had non-recourse long-term debt obligations of $215,887,943 and $221,045,626, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

The Partnership, through certain subsidiaries of its joint venture with ICON Leasing Fund Twelve, LLC (“Fund Twelve”), borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the vessels bareboat chartered to AET Inc. Limited.  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party (the “Sub Debt”).  On April 20, 2012, these subsidiaries were notified of an event of default on the Senior Debt.  Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $1,800,000 was classified as restricted cash as of March 31, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As of March 31, 2012, all required payments on the Sub Debt have been made. Should the Partnership fail to meet its future payment obligations, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.

(6)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At March 31, 2012, the Partnership had $15,000,000 available under the Facility.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At March 31, 2012, there were no obligations outstanding under the Facility.

At March 31, 2012, the Partnership was in compliance with all covenants related to the Facility.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(7)	Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2012	2011
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$59,367
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	-	943,477
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,490,668	3,491,112
ICON Capital Corp.	Investment Manager	Management fees (4)	575,688	336,186
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	790,265	1,192,961
			$2,856,621	$6,023,103

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At March 31, 2012, the Partnership had a net payable of $363,796 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At March 31, 2012, the Partnership had a note receivable from a joint venture of $2,800,000.  For the three months ended March 31, 2012, interest income relating to the note receivable from joint venture of approximately $119,000 was recognized and included in finance income on the consolidated statements of operations.

(8)	Derivative Financial Instruments

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(8)	Derivative Financial Instruments – continued

 Non-designated Derivatives

As of March 31, 2012, the Partnership had five interest rate swaps that are not designated as cash flow hedges with an aggregate notional amount of $157,695,000.  These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Partnership’s strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating rate payments from a counterparty in exchange for the Partnership making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	Liability Derivatives
		March 31,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$9,974,774	$10,663,428

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2012 of $229,575.

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

As of March 31, 2012, the fair value of the derivatives in a liability position was $9,974,774. In the event that the Partnership would be required to settle its obligations under the derivative contracts as of March 31, 2012, the termination value would be $10,572,948.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(9)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

The following table summarizes the valuation of the Partnership’s material financial liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Liabilities:

Derivative financial instruments	$-	$9,974,774	$-	$9,974,774

The Partnership’s derivative financial instruments are valued using models based on readily observable market parameters for all substantial terms of the Partnership’s derivative financial instruments and are classified within Level 2. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative financial instruments. The fair value of the derivative liabilities was recorded in derivative financial instruments within the consolidated balance sheets.

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 3.968% and 12% per year.

	March 31, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$95,624,503	$98,023,276

Principal outstanding on fixed rate non-recourse long-term debt	$58,192,943	$59,110,807

Other liabilities	$7,191,355	$7,635,623

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At March 31, 2012, the Partnership had $4,500,618 in restricted cash.

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

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period, from May 18, 2009 to May 18, 2011, we raised $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets.  After these proceeds are invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business during our liquidation period.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and currently manages or is the investment manager or managing trustee for six other public equipment leasing and finance funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Notes Receivable

On February 3, 2012, we made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.  In addition, we agreed to make the CapEx Loan, which is intended not to exceed $4,760,000.  On April 2, 2012, Revstone borrowed approximately $1,000,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of sixty months. The loan is secured by all of Kanza’s assets.

On May 2, 2012, Northern Capital Associates XVIII, L.P. and certain of its affiliates satisfied their obligations in connection with a senior term loan by making a payment of approximately $5,700,000.

Acquisition Fees

In connection with the new investments made since December 31, 2011, we paid total acquisition fees to our Investment Manager of approximately $1,491,000.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$83,041,262	34%	$83,281,204	38%
Marine - Dry bulk vessels	64,180,116	26%	64,855,374	30%
Petrochemical facility	23,731,999	10%	23,630,939	12%
Automotive manufacturing equipment	15,566,526	6%	-	-
Telecommunications equipment	12,139,709	5%	13,298,467	6%
Rail support construction equipment	9,366,761	4%	2,291,360	1%
Land drilling rigs	8,705,328	4%	8,943,275	4%
Aircraft parts	6,413,294	3%	-	-
Point of sale equipment	5,680,324	2%	5,839,575	3%
Analog seismic system equipment	4,933,515	2%	5,352,925	2%
Cranes & transportation equipment	4,478,521	2%	4,700,665	2%
Metal cladding & production equipment	4,060,624	2%	4,187,531	2%
	$242,297,979	100%	$216,381,315	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2012 Quarter	2011 Quarter
Geden Holdings Ltd.	Marine - Dry bulk vessels	26%	51%
Geden Holdings Ltd.	Marine - Crude oil tanker	24%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tanker	7%	14%
		57%	65%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tanker	$160,786,766	91%	$164,212,775	90%
Motor coaches	8,406,318	5%	8,689,354	5%
Packaging equipment	4,935,080	3%	5,090,497	3%
Telecommunications equipment	2,607,678	1%	3,117,570	2%
	$176,735,842	100%	$181,110,196	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2012 Quarter	2011 Quarter
AET Inc. Limited	Marine - Crude oil tanker	81%	12%
Global Crossing Telecommunications Inc.	Telecommunications equipment	8%	39%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	6%	28%
Exopack, LLC	Packaging equipment	5%	21%
		100%	100%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

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

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
Finance income	$6,789,817	$3,635,146	$3,154,671
Rental income	7,906,717	1,699,791	6,206,926
(Loss) income from investments in joint ventures	(143,062)	146,110	(289,172)
Other income	76,966	176,479	(99,513)

Total revenue	$14,630,438	$5,657,526	$8,972,912

Total revenue for the 2012 Quarter increased $8,972,912, or 159%, as compared to the 2011 Quarter.  The increase in rental income was due to four operating leases that we entered into at the end of the 2011 Quarter. The increase in finance income was primarily due to four finance leases and five notes receivable that we entered into subsequent to the 2011 Quarter.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
Management fees	$575,688	$336,186	$239,502
Administrative expense reimbursements	790,265	1,192,961	(402,696)
General and administrative	25,532	368,459	(342,927)
Depreciation	4,374,354	1,051,420	3,322,934
Interest	2,942,730	599,130	2,343,600
Loss on derivative financial instruments	229,575	-	229,575

Total expenses	$8,938,144	$3,548,156	$5,389,988

Total expenses for the 2012 Quarter increased $5,389,988, or 152%, as compared to the 2011 Quarter. The increase in depreciation expense was primarily due to the equipment acquired pursuant to four operating leases that we entered into at the end of the 2011 Quarter.  Interest expense increased as a result of the debt incurred subsequent to the 2011 Quarter.  General and administrative expenses decreased as a result of a partial reversal of the allowance for credit losses.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Quarter increased $382,588 as compared to the 2011 Quarter.  The increase was primarily due to a related party’s investment in four operating leases at the end of the 2011 Quarter.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2012 Quarter and the 2011 Quarter was $5,268,697 and $2,068,361, respectively. The net income attributed to us per weighted average limited partnership interest outstanding for the 2012 Quarter and the 2011 Quarter was $20.15 and $9.82, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $6,105,959, from $458,648,791 at December 31, 2011 to $452,542,832 at March 31, 2012.  The decrease in total assets was primarily the result of depreciation of our leased equipment at cost.

Total Liabilities

Total liabilities decreased $6,178,624, from $244,772,159 at December 31, 2011 to $238,593,535 at March 31, 2012. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt.

Equity

Equity increased $72,665, from $213,876,632 at December 31, 2011 to $213,949,297 at March 31, 2012. The increase was primarily the result of our net income offset by distributions paid to our partners.

Liquidity and Capital Resources

Summary

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $18,466,468 and $48,783,509, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2012, the cash reserve was $1,288,235.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash will be from operating activities and our main use of cash will be in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

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

For the period from June 19, 2009, the “Commencement of Operations,” through May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions, and admitted 7,010 limited partners.  For the period from the Commencement of Operations through May 18, 2011, we paid sales commissions to third parties of $17,201,964 and underwriting commissions to ICON Securities Corp. d/b/a ICON Investments of $7,445,754.  In addition, organization and offering expenses of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.

Operating Activities

Cash provided by operating activities increased $1,146,709, from $5,067,916 in the 2011 Quarter to $6,214,625 in the 2012 Quarter.  The increase was primarily due to increased finance and rental receipts on a larger base of investments offset by an increase of interest paid on our non-recourse long-term debt during the 2012 Quarter.

Investing Activities

Cash used in investing activities decreased $27,007,767, from $52,762,121 in the 2011 Quarter to $25,754,354 in the 2012 Quarter. The decrease primarily resulted from us using less cash to make investments and our receipt of increased principal repayments on our notes receivable and finance leases during the 2012 Quarter as compared to the 2011 Quarter.

Financing Activities

Cash used in financing activities increased $44,547,106, from a source of cash of $33,769,794 in the 2011 Quarter to a use of cash of $10,777,312 in the 2012 Quarter. The increase was primarily due to an increase in distributions paid, a reduction of financing cash inflows resulting from the completion of our offering period on May 18, 2011 and the investment by a noncontrolling interest during the 2011 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2012 of $215,887,943. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $52,289, $5,176,637 and $390,703 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2012 Quarter.

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

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed Senior Debt and Sub Debt in connection with the acquisition of the vessels bareboat chartered to AET Inc. Limited.  On April 20, 2012, these subsidiaries were notified of an event of default on their Senior Debt.  Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $1,800,000 was classified as restricted cash as of March 31, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to us. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As of March 31, 2012, all required payments on the Sub Debt have been made. Should we fail to meet our future payment obligations, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At March 31, 2012, we had $4,500,618 in restricted cash.

On September 27, 2010, we through our wholly-owned subsidiary, ICON SE, participated in a $46,000,000 facility by agreeing to make a secured term loan to SE for the purchase of a new-build heavy lift vessel and accompanying equipment. Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility. Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

10.4
Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of June 20, 2007 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.5
Third Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.6
Fourth Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of August 12, 2009 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

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

May 10, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

24