Form 10-Q
period 2012-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2012-08-10
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on August 6, 2012 is 258,827.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	June 30,
	2012	December 31,
	(unaudited)	2011

Cash and cash equivalents	$27,962,091	$48,783,509
Restricted cash	6,097,632	2,500,000
Net investment in finance leases	141,875,388	145,974,532
Leased equipment at cost (less accumulated depreciation of
$27,050,871 and $18,302,163, respectively)	172,361,488	181,110,196
Net investment in notes receivable	85,692,328	70,406,783
Note receivable from joint venture	2,364,230	2,800,000
Investments in joint ventures	707,332	1,029,336
Other assets	7,178,418	6,044,435

Total Assets	$444,238,907	$458,648,791

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$211,740,740	$221,045,626
Derivative financial instruments	11,717,447	10,663,428
Deferred revenue	3,257,030	3,245,739
Due to General Partner and affiliates, net	286,654	398,466
Accrued expenses and other liabilities	10,068,362	9,418,900

Total Liabilities	237,070,233	244,772,159

Commitments and contingencies (Note 11)

Equity:
Partners’ Equity:
Limited Partners	195,880,897	202,492,816
General Partner	(344,685)	(277,944)

Total Partners’ Equity	195,536,212	202,214,872

Noncontrolling Interests	11,632,462	11,661,760

Total Equity	207,168,674	213,876,632

Total Liabilities and Equity	$444,238,907	$458,648,791

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Finance income	$6,648,576	$4,008,585	$13,438,393	$7,643,731
Rental income	7,916,683	7,994,863	15,823,400	9,694,654
(Loss) income from investments in joint ventures	(84,670)	154,718	(227,732)	300,828
Other (loss) income	(11,235)	83,477	65,731	259,956

Total revenue	14,469,354	12,241,643	29,099,792	17,899,169

Expenses:
Management fees	883,818	480,542	1,459,506	816,728
Administrative expense reimbursements	1,535,521	2,162,386	2,325,786	3,355,347
General and administrative	761,680	569,200	1,127,212	937,659
Credit loss	2,976,066	-	2,636,066	-
Depreciation	4,374,354	4,423,544	8,748,708	5,474,964
Interest	2,833,000	2,504,735	5,775,730	3,103,865
Loss on derivative financial instruments	2,693,172	4,811,119	2,922,747	4,811,119

Total expenses	16,057,611	14,951,526	24,995,755	18,499,682

Net (loss) income	(1,588,257)	(2,709,883)	4,104,037	(600,513)

Less: Net (loss) income attributable to noncontrolling interests	(103,238)	(858,914)	320,359	(817,905)

Net (loss) income attributable to Fund Fourteen	$(1,485,019)	$(1,850,969)	$3,783,678	$217,392

Net (loss) income attributable to Fund Fourteen allocable to:
Limited Partners	$(1,470,169)	$(1,832,459)	$3,745,841	$215,218
General Partner	(14,850)	(18,510)	37,837	2,174

	$(1,485,019)	$(1,850,969)	$3,783,678	$217,392

Weighted average number of limited
partnership interests outstanding	258,831	247,140	258,831	227,896

Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(5.68)	$(7.41)	$14.47	$0.94

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interests	Equity
Balance, December 31, 2011	258,832	$202,492,816	$(277,944)	$202,214,872	$11,661,760	$213,876,632

Net income	-	5,216,010	52,687	5,268,697	423,597	5,692,294
Cash distributions	-	(5,176,637)	(52,289)	(5,228,926)	(390,703)	(5,619,629)

Balance, March 31, 2012 (unaudited)	258,832	202,532,189	(277,546)	202,254,643	11,694,654	213,949,297

Net loss	-	(1,470,169)	(14,850)	(1,485,019)	(103,238)	(1,588,257)
Repurchase of limited partnership interests	(5)	(4,486)	-	(4,486)	-	(4,486)
Investment by noncontrolling interest	-	-	-	-	137,500	137,500
Cash distributions	-	(5,176,637)	(52,289)	(5,228,926)	(96,454)	(5,325,380)

Balance, June 30, 2012 (unaudited)	258,827	$195,880,897	$(344,685)	$195,536,212	$11,632,462	$207,168,674

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,104,037	$(600,513)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income, net of costs and fees	558,719	341,767
Loss (income) from investments in joint ventures	227,732	(300,828)
Depreciation	8,748,708	5,474,964
Credit loss	2,636,066	-
Interest expense from amortization of debt financing costs	502,095	189,589
Interest expense, other	190,128	26,857
Other income	(22,562)	(114,894)
Loss on derivative financial instruments	1,054,019	4,811,119
Changes in operating assets and liabilities:
Restricted cash	(3,597,632)	(1,250,000)
Other assets, net	(1,635,067)	(2,388,888)
Accrued expenses and other liabilities	459,334	366,255
Deferred revenue	11,291	1,924,992
Due to General Partner and affiliates	(111,812)	1,627,867
Distributions from joint ventures	-	300,828

Net cash provided by operating activities	13,125,056	10,409,115

Cash flows from investing activities:
Purchase of equipment	-	(79,564,939)
Principal repayment on finance leases	3,988,396	2,761,275
Investments in joint ventures	(117,500)	-
Distributions received from joint ventures in excess of profits	211,772	182,704
Investment in notes receivable	(32,610,643)	-
Principal repayment on notes receivable	14,698,382	3,012,046

Net cash used in investing activities	(13,829,593)	(73,608,914)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	22,000,000
Repayment of non-recourse long-term debt	(9,304,886)	(5,331,524)
Debt financing costs	-	(4,420,000)
Sale of limited partnership interests	-	65,673,533
Sales and offering expenses paid	-	(6,166,877)
Deferred charges	-	(257,226)
Investment by noncontrolling interest	137,500	12,191,868
Distributions to noncontrolling interests	(487,157)	(5,718,806)
Cash distributions to partners	(10,457,852)	(8,720,956)
Repurchase of limited partnership interests	(4,486)	(53,498)

Net cash (used in) provided by financing activities	(20,116,881)	69,196,514

Net (decrease) increase in cash and cash equivalents	(20,821,418)	5,996,715
Cash and cash equivalents, beginning of the period	48,783,509	64,317,006

Cash and cash equivalents, end of the period	$27,962,091	$70,313,721

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$6,292,184	$2,739,086

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$-	$22,571
Organizational and offering expenses charged to equity	$-	$1,124,718
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$172,000,000
Exchange of noncontrolling interest in investment in joint ventures for notes receivable	$-	$10,450,296

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)         Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the general partner of the Partnership, ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital Corp., a Delaware corporation (the “Investment Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Credit Quality of Notes Receivable and Direct Finance Leases and Allowance for Credit Losses

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the Partnership’s consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)         Basis of Presentation and Consolidation - continued

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

(2)         Net Investment in Notes Receivable

   Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Principal outstanding	$83,659,767	$66,014,815
Initial direct costs	6,859,743	6,607,532
Deferred fees	(1,887,182)	(1,595,564)
Credit loss reserve	(2,940,000)	(620,000)

Net investment in notes receivable	$85,692,328	$70,406,783

On February 3, 2012, the Partnership made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (“Revstone”).  The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property.  In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”).  On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $1,000,000 and $1,500,000, respectively, in connection with the CapEx Loan.  The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $2,940,000 based on the estimated value of the recoverable collateral. The carrying value of the nonaccrual status loan (the estimated value of the recoverable collateral) at June 30, 2012 was $4,560,000. Finance income recognized on the impaired loan was approximately $76,000 and $145,000 for the three and six months ended June 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(2)         Net Investment in Notes Receivable - continued

       On May 2, 2012, Northern Capital Associates XVIII, L.P. and certain of its affiliates satisfied their obligations in connection with a senior term loan by making a prepayment of approximately $5,700,000.  As a result, the Partnership recognized a loss on the prepayment of approximately $137,000, which is included in finance income on the consolidated statements of operations.  During the period ended June 30, 2012, the Partnership reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on the Partnership’s consolidated statements of operations.  In connection with the prepayment, the credit loss reserve was removed.

On May 22, 2012, Northern Crane Services, Inc. satisfied its obligation in connection with a term loan by making a prepayment of approximately $4,283,000.  As a result, the Partnership recognized a loss on the prepayment of approximately $77,000, which is included in finance income on the consolidated statements of operations.

On June 22, 2012, the Partnership made a term loan in the amount of $1,855,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”). The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.  In addition, the Partnership agreed to make an additional term loan (the “Delayed Term Loan”), which is intended not to exceed $1,643,000.  The Delayed Term Loan will be for a period of 57 months and is expected to fund no later than September 30, 2012.  The Delayed Term Loan will be secured by the assets acquired from the proceeds of the Delayed Term Loan.

 (3)         Net Investment in Finance Leases

Net investment in finance leases consisted of the following:
	June 30,	December 31,
	2012	2011
Minimum rents receivable	$154,096,062	$165,864,991
Estimated residual values	45,859,529	45,859,529
Initial direct costs	2,885,525	3,240,012
Unearned income	(60,965,728)	(68,990,000)

Net investment in finance leases	$141,875,388	$145,974,532

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(4)         Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2012	2011
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	7,644,928	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - crude oil tankers	174,605,000	174,605,000
	199,412,359	199,412,359
Less: Accumulated depreciation	27,050,871	18,302,163
	$172,361,488	$181,110,196

On January 3, 2012, Dillion’s Bus Service, Inc. (“DBS”), Lakefront Line, Inc. and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. As of June 30, 2012, DBS and Lakefront have made substantially all of their lease payments.  Our Investment Manager has reviewed DBS’s and Lakefront’s ability to make future rental payments through ongoing discussions with DBS’s and Lakefront’s management and, based on their indications, has concluded that no allowance for bad debt is required as of June 30, 2012.  On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases of 24 motor coaches to CAM Leasing, LLC.

Depreciation expense was $4,374,354 and $4,423,544 for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $8,748,708 and $5,474,964 for the six months ended June 30, 2012 and 2011, respectively.

(5)         Investments in Joint Ventures

On June 26, 2009, the Partnership and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) entered into a joint venture for the purpose of investing in eight new Ariel natural gas compressors. On September 29, 2011, the Partnership received a distribution that included the return of the Partnership’s capital.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$442,255	$613,955	$900,185	$1,227,910
Net income	$281,242	$381,708	$609,777	$742,181
Partnership’s share of net income	$-	$154,718	$-	$300,828

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)         Non-Recourse Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Partnership had non-recourse long-term debt obligations of $211,740,740 and $221,045,626, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

The Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the vessels on bareboat charter to AET Inc. Limited.  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third-party (the “Sub Debt”).  On April 20, 2012, these subsidiaries were notified of an event of default on the Senior Debt.

Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $3,148,000 was classified as restricted cash as of June 30, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make the required June 2012 Sub Debt loan payment, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.  The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

(7)         Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At June 30, 2012, the Partnership had $11,260,700 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At June 30, 2012, there were no obligations outstanding under the Facility.

At June 30, 2012, the Partnership was in compliance with all covenants related to the Facility.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(8)         Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$214,071	$-	$273,438
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	-	933,757	-	1,877,234
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	72,928	4,050,184	1,563,596	7,541,296
ICON Capital Corp.	Investment Manager	Management fees (4)	883,818	480,542	1,459,506	816,728
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	1,535,521	2,162,386	2,325,786	3,355,347
Total			$2,492,267	$7,840,940	$5,348,888	$13,864,043

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At June 30, 2012 and December 31, 2011, the Partnership had a net payable of $286,654 and $398,466, respectively due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At June 30, 2012 and December 31, 2011, the Partnership had a note receivable from a joint venture of $2,364,230 and $2,800,000, respectively, and accrued interest of approximately $29,000 and $17,000, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three months and six months ended June 30, 2012, interest income relating to the note receivable from joint venture of approximately $122,000 and $241,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)         Derivative Financial Instruments - continued

Interest Rate Risk

The Partnership’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The Partnership’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the Partnership making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Non-designated Derivatives

As of June 30, 2012, the Partnership had five interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $153,335,000.  These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of June 30, 2012 and December 31, 2011:

Liability Derivatives
	Balance Sheet Location	June 30, 2012 Fair Value	December 31, 2011 Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$ 11,717,447	$ 10,663,428

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2012 of $2,693,172 and $2,922,747, respectively.  The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2011 of $4,811,119.

Derivative Risks

The Partnership manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the Partnership has with any individual bank and through the use of minimum credit quality standards for all counterparties. The Partnership does not require collateral or other security in relation to derivative financial instruments. Since it is the Partnership’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the Partnership considers the counterparty risk to be remote.

As of June 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $11,717,447 and $10,663,428, respectively.   In the event that the Partnership would be required to settle its obligations under the agreements as of June 30, 2012 and December 31, 2011, the termination value would be $12,602,155 and $11,575,725, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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

The following table summarizes the valuation of the Partnership’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$11,717,447	$-	$11,717,447

The following table summarizes the valuation of the Partnership’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$10,663,428	$-	$10,663,428

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(10)         Fair Value Measurements – continued

The Partnership’s derivative financial instruments are valued using models based on readily observable market parameters for all substantial terms of the Partnership’s derivative financial instruments and are classified within Level 2. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative financial instruments. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.  The following table summarizes the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring basis as of June 30, 2012:

					Credit loss for the
					Six Months Ended
	June 30, 2012	Level 1	Level 2	Level 3	June 30, 2012

Net investment in note receivable	$4,560,000	$-	$-	$4,560,000	$2,940,000

The Partnership’s collateral dependent note receivable was valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. The Partnership utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable adjusted by the Investment Manager to reflect the age and location of such collateral.

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.  Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 3.96% and 14% per year.

	June 30, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$83,083,997	$83,340,377

Principal outstanding on fixed rate non-recourse long term debt	$57,859,867	$59,101,467

Other liabilities	$7,287,564	$7,712,467

(11)         Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in a diverse pool of business essential equipment and corporate infrastructure (collectively, “Capital Assets”), the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the Partnership taken as a whole.

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. At June 30, 2012, the Partnership had $6,097,632 in restricted cash.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(11)         Commitments and Contingencies - continued

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

(12)         Subsequent Event

On July 23, 2012, the Partnership made a term loan in the amount of $2,000,000 to Frontier Oilfield Services, Inc. and certain of its affiliates (collectively, “Frontier”).  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier's other assets.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Motor Coaches

On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court. As of June 30, 2012, DBS and Lakefront have made substantially all of their lease payments.  Our Investment Manager has reviewed DBS’s and Lakefront’s ability to make future rental payments through ongoing discussions with DBS’s and Lakefront’s management and, based on their indications, has concluded that no allowance for bad debt is required as of June 30, 2012.  On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases of 24 motor coaches to CAM Leasing, LLC.

Notes Receivable

On February 3, 2012, we made a term loan in the amount of $15,406,250 to Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property.  In addition, we agreed to make the CapEx Loan.  On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $1,000,000 and $1,500,000, respectively, in connection with the CapEx Loan.  The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $2,940,000 based on the estimated value of the recoverable collateral. The carrying value of the nonaccrual status loan (the estimated value of the recoverable collateral) at June 30, 2012 was $4,560,000. Finance income recognized on the impaired loan was approximately $76,000 and $145,000 for the three and six months ended June 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On May 2, 2012, Northern Capital Associates XVIII, L.P. and certain of its affiliates satisfied their obligations in connection with a senior term loan by making a prepayment of approximately $5,700,000.  As a result, we recognized a loss on the prepayment of approximately $137,000, which is included in finance income on the consolidated statements of operations.

On May 22, 2012, Northern Crane Services, Inc. satisfied its obligation in connection with a term loan by making a prepayment of approximately $4,283,000.  As a result, we recognized a loss on the prepayment of approximately $77,000, which is included in finance income on the consolidated statements of operations.

On June 22, 2012, we made a term loan in the amount of $1,855,000 to NTS. The loan bears interest at a rate of 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.  In addition, we agreed to make the Delayed Term Loan, which is intended not to exceed $1,643,000.  The Delayed Term Loan will be for a period of 57 months and is expected to fund no later than September 30, 2012.  The Delayed Term Loan will be secured by the assets acquired from the proceeds of the Delayed Term Loan.

On July 23, 2012, we made a term loan in the amount of $2,000,000 to Frontier.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier's other assets.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through June 30, 2012, we paid total acquisition fees to our Investment Manager of approximately $1,564,000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012.  See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tankers	$82,797,561	37%	$83,281,204	38%
Marine - Dry bulk vessels	63,485,254	28%	64,855,374	30%
Petrochemical facility	23,623,416	10%	23,630,939	12%
Automotive manufacturing equipment	16,357,851	7%	-	-
Telecommunications equipment	12,821,762	5%	13,298,467	6%
Land drilling rigs	8,340,150	4%	8,943,275	4%
Aircraft parts	6,220,131	3%	-	-
Rail support construction equipment	5,813,887	3%	2,291,360	1%
Analog seismic system equipment	4,498,852	2%	5,352,925	2%
Metal cladding & production equipment	3,608,852	1%	4,187,531	2%
Point of sale equipment	-	-	5,839,575	3%
Cranes & transportation equipment	-	-	4,700,665	2%
	$227,567,716	100%	$216,381,315	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2012 Quarter	2011 Quarter
Geden Holdings Ltd.	Marine - Dry bulk vessels	26%	46%
Geden Holdings Ltd.	Marine - Crude oil tankers	24%	4%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tankers	7%	13%
		57%	63%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Net	Percentage of Total Net Carrying Value	Net	Percentage of Total Net Carrying Value
	Carrying		Carrying
Asset Types	Value		Value
Marine - Crude oil tankers	$157,360,758	91%	$164,212,775	90%
Motor coaches	8,123,282	5%	8,689,354	5%
Packaging equipment	4,779,664	3%	5,090,497	3%
Telecommunications equipment	2,097,784	1%	3,117,570	2%
	$172,361,488	100%	$181,110,196	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2012 Quarter	2011 Quarter
AET Inc. Limited	Marine - Crude oil tanker	81%	81%
		81%	81%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Finance income	$6,648,576	$4,008,585	$2,639,991
Rental income	7,916,683	7,994,863	(78,180)
(Loss) income from investments in joint ventures	(84,670)	154,718	(239,388)
Other (loss) income	(11,235)	83,477	(94,712)

Total revenue	$14,469,354	$12,241,643	$2,227,711

Total revenue for the 2012 Quarter increased $2,227,711, or 18.2%, as compared to the 2011 Quarter.  The increase in finance income was primarily due to eight notes receivable that we entered into subsequent to the 2011 Quarter.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Management fees	$883,818	$480,542	$403,276
Administrative expense reimbursements	1,535,521	2,162,386	(626,865)
General and administrative	761,680	569,200	192,480
Credit loss	2,976,066	-	2,976,066
Depreciation	4,374,354	4,423,544	(49,190)
Interest	2,833,000	2,504,735	328,265
Loss on derivative financial instruments	2,693,172	4,811,119	(2,117,947)

Total expenses	$16,057,611	$14,951,526	$1,106,085

Total expenses for the 2012 Quarter increased $1,106,085, or 7.4%, as compared to the 2011 Quarter. The increase was primarily due to an increase in credit loss related to certain notes receivable, an increase in management fees due to our larger base of investments and an increase in interest expense as a result of the debt incurred during the 2011 Quarter. These increases were partially offset by the decrease in the loss on derivative financial instruments related to our five non-designated interest rate swaps and a decrease in administrative expense reimbursements due to lower cost incurred on our behalf by our Investment Manager.

Noncontrolling Interests

Net loss attributable to noncontrolling interests for the 2012 Quarter decreased $755,676 as compared to the 2011 Quarter.  The decrease was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2012 Quarter and the 2011 Quarter was $1,485,019 and $1,850,969, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2012 Quarter and the 2011 Quarter was $5.68 and $7.41, respectively.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Types	2012 Period	2011 Period
Geden Holdings Ltd.	Marine - Dry bulk vessels	26%	48%
Geden Holdings Ltd.	Marine - Crude oil tankers	24%	2%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tankers	7%	13%
		57%	63%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of finance income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Types	2012 Period	2011 Period
AET Inc. Limited	Marine - Crude oil tankers	81%	69%
Global Crossing Telecommunications Inc.	Telecommunications equipment	8%	14%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	6%	10%
		95%	93%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of rental income as of a stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2012 Period and the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Finance income	$13,438,393	$7,643,731	$5,794,662
Rental income	15,823,400	9,694,654	6,128,746
(Loss) income from investments in joint ventures	(227,732)	300,828	(528,560)
Other income	65,731	259,956	(194,225)

Total revenue	$29,099,792	$17,899,169	$11,200,623

Total revenue for the 2012 Period increased $11,200,623, or 62.6%, as compared to the 2011 Period.  The increase in rental income was due to four operating leases that we entered into during the 2011 Period. The increase in finance income was primarily due to the eight notes receivable that we entered into subsequent to the 2011 Period.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Management fees	$1,459,506	$816,728	$642,778
Administrative expense reimbursements	2,325,786	3,355,347	(1,029,561)
General and administrative	1,127,212	937,659	189,553
Credit loss	2,636,066	-	2,636,066
Depreciation	8,748,708	5,474,964	3,273,744
Interest	5,775,730	3,103,865	2,671,865
Loss on derivative financial instruments	2,922,747	4,811,119	(1,888,372)

Total expenses	$24,995,755	$18,499,682	$6,496,073

Total expenses for the 2012 Period increased $6,496,073, or 35.1%, as compared to the 2011 Period. The increase in depreciation expense was primarily due to the equipment acquired pursuant to four operating leases that we entered into during the 2011 Period. The increase in credit loss was due to the credit loss reserve related to certain notes receivable that was recorded during the 2012 Period. Interest expense increased as a result of the debt incurred during the 2011 Period.  These increases were partially offset by a decrease in loss on derivative financial instruments related to our five non-designated interest rate swaps. Additionally, the decrease in administrative expense reimbursements was due to lower cost incurred on our behalf by our Investment Manager.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Period increased $1,138,264 from a net loss of $817,905 in the 2011 Period to net income of $320,359 in the 2012 Period.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2012 Period and the 2011 Period was $3,783,678 and $217,392, respectively. The net income attributable to us per weighted average Interest outstanding for the 2012 Period and the 2011 Period was $14.47 and $0.94, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $14,409,884, from $458,648,791 at December 31, 2011 to $444,238,907 at June 30, 2012.  The decrease in total assets was primarily the result of depreciation of our leased equipment at cost.

Total Liabilities

Total liabilities decreased $7,701,926, from $244,772,159 at December 31, 2011 to $237,070,233 at June 30, 2012. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt.

Equity

Equity decreased $6,707,958, from $213,876,632 at December 31, 2011 to $207,168,674 at June 30, 2012. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income.

Liquidity and Capital Resources

Summary

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $27,962,091 and $48,783,509, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2012, the cash reserve was $1,288,235.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At June 30, 2012, we had $11,260,700 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  For additional information, see Note 7 to our consolidated financial statements.

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

Operating Activities

Cash provided by operating activities increased $2,715,941 from $10,409,115 in the 2011 Period to $13,125,056 in the 2012 Period.  The increase was primarily due to increased finance and rental receipts on a larger base of investments, partially offset by an increase of interest paid on our non-recourse long-term debt during the 2012 Period.

Investing Activities

Cash used in investing activities decreased $59,779,321 from $73,608,914 in the 2011 Period to $13,829,593 in the 2012 Period. The decrease primarily resulted from the use of less cash to make investments and our receipt of increased principal repayments on our notes receivable and finance leases during the 2012 Period as compared to the 2011 Period.

Financing Activities

Cash provided by financing activities decreased $89,313,395, from a source of cash of $69,196,514 in the 2011 Period to a use of cash of $20,116,881 in the 2012 Period. The decrease was primarily due to reductions of financing cash inflows resulting from (i) the completion of our offering period on May 18, 2011, (ii) proceeds from non-recourse long-term debt during the 2011 Period and (iii) the investment by a noncontrolling interest during the 2011 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2012 of $211,740,740. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $104,578, $10,353,274 and $487,157 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed Senior Debt and Sub Debt in connection with the acquisition of the vessels bareboat chartered to AET Inc. Limited.  On April 20, 2012, these subsidiaries were notified of an event of default on their Senior Debt.  Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $3,148,000 was classified as restricted cash as of June 30, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to us. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make the required June 2012 Sub Debt loan payment, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.  The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At June 30, 2012, we had $6,097,632 in restricted cash.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Investment Manager consented to our repurchase of 5 Interests during the 2012 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited partnership agreement. Repurchased Interests have no voting rights and do not share in distributions with other members. Our limited partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued. The following table details our Interests repurchased for the three months ended June 30, 2012:

Period	Total Number of Interests Repurchased	Average Price Paid Per Interest
April 1, 2012 through April 30, 2012	-	$-
May 1, 2012 through May 31, 2012	-	$-
June 1, 2012 through June 30, 2012	5	$897.20
Total	5

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 10, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)

29