Form 10-Q
period 2012-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2012-11-14
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

☑ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No

Number of outstanding limited partnership interests of the registrant on November 12, 2012 is 258,827.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$11,797,711	$48,783,509
Restricted cash	6,442,556	2,500,000
Net investment in finance leases	139,676,662	145,974,532
Leased equipment at cost (less accumulated depreciation
of $27,034,039 and $18,302,163, respectively)	166,922,606	181,110,196
Net investment in notes receivable	102,235,780	70,406,783
Note receivable from joint venture	2,426,535	2,800,000
Investments in joint ventures	786,355	1,029,336
Other assets	6,823,184	6,044,435
Total assets	$437,111,389	$458,648,791

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$205,020,283	$221,045,626
Derivative financial instruments	12,283,230	10,663,428
Deferred revenue	3,238,033	3,245,739
Due to General Partner and affiliates, net	130,384	398,466
Accrued expenses and other liabilities	10,285,865	9,418,900
Total liabilities	230,957,795	244,772,159

Commitments and contingencies (Note 11)

Equity:
Partners’ equity:
Limited partners	194,875,780	202,492,816
General Partner	(354,838)	(277,944)
Total partners’ equity	194,520,942	202,214,872

Noncontrolling interests	11,632,652	11,661,760
Total equity	206,153,594	213,876,632
Total liabilities and equity	$437,111,389	$458,648,791

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Finance income	$6,683,054	$5,938,620	$20,121,447	$13,582,351
Rental income	7,916,683	7,847,405	23,740,083	17,542,059
Income (loss) from investments in joint ventures	79,023	1,073,263	(148,709)	1,374,091
Other income (loss)	43,060	(75,785)	108,791	184,171
Total revenue	14,721,820	14,783,503	43,821,612	32,682,672

Expenses:
Management fees	594,416	562,172	2,053,922	1,378,900
Administrative expense reimbursements	598,621	1,083,290	2,924,407	4,438,637
General and administrative	426,994	506,504	1,554,206	1,444,163
Credit loss	-	-	2,636,066	-
Depreciation	4,374,352	4,336,287	13,123,060	9,811,251
Interest	2,834,897	3,058,409	8,610,627	6,162,274
Loss on derivative financial instruments	1,487,091	6,937,325	4,409,838	11,748,444
Total expenses	10,316,371	16,483,987	35,312,126	34,983,669
Net income (loss)	4,405,449	(1,700,484)	8,509,486	(2,300,997)

Less: net income (loss) attributable to noncontrolling interests	191,863	(1,067,527)	512,222	(1,885,432)
Net income (loss) attributable to Fund Fourteen	$4,213,586	$(632,957)	$7,997,264	$(415,565)

Net income (loss) attributable to Fund Fourteen allocable to:
Limited partners	$4,171,450	$(626,627)	$7,917,291	$(411,409)
General Partner	42,136	(6,330)	79,973	(4,156)

	$4,213,586	$(632,957)	$7,997,264	$(415,565)

Weighted average number of limited
partnership interests outstanding	258,827	258,832	258,830	238,321

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$16.12	$(2.42)	$30.59	$(1.73)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2011	258,832	$202,492,816	$(277,944)	$202,214,872	$11,661,760	$213,876,632

Net income	-	5,216,010	52,687	5,268,697	423,597	5,692,294
Cash distributions	-	(5,176,637)	(52,289)	(5,228,926)	(390,703)	(5,619,629)

Balance, March 31, 2012 (unaudited)	258,832	202,532,189	(277,546)	202,254,643	11,694,654	213,949,297

Net loss	-	(1,470,169)	(14,850)	(1,485,019)	(103,238)	(1,588,257)
Repurchase of limited partnership interests	(5)	(4,486)	-	(4,486)	-	(4,486)
Investment by noncontrolling interest	-	-	-	-	137,500	137,500
Cash distributions	-	(5,176,637)	(52,289)	(5,228,926)	(96,454)	(5,325,380)

Balance, June 30, 2012 (unaudited)	258,827	195,880,897	(344,685)	195,536,212	11,632,462	207,168,674

Net income	-	4,171,450	42,136	4,213,586	191,863	4,405,449
Cash distributions	-	(5,176,567)	(52,289)	(5,228,856)	(191,673)	(5,420,529)

Balance, September 30, 2012 (unaudited)	258,827	$194,875,780	$(354,838)	$194,520,942	$11,632,652	$206,153,594

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,509,486	$(2,300,997)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Finance income, net of costs and fees	(602,414)	623,634
Loss (income) from investments in joint ventures	148,709	(1,374,091)
Depreciation	13,123,060	9,811,251
Credit loss	2,636,066	-
Interest expense from amortization of debt financing costs	743,362	463,409
Interest expense, other	287,623	137,733
Other income	(51,605)	(31,016)
Loss on derivative financial instruments	1,619,802	10,836,351
Changes in operating assets and liabilities:
Restricted cash	(3,942,556)	(1,875,000)
Other assets, net	(1,511,948)	(3,610,784)
Accrued expenses and other liabilities	579,342	88,251
Deferred revenue	(7,706)	2,196,566
Due to General Partner and affiliates	(268,082)	115,830
Distributions from joint ventures	-	1,374,091
Net cash provided by operating activities	21,263,139	16,455,228

Cash flows from investing activities:
Proceeds from sale of equipment	1,064,530	-
Purchase of equipment	-	(79,564,939)
Principal repayment on finance leases	6,136,397	4,809,221
Investments in joint ventures	(117,500)	-
Distributions received from joint ventures in excess of profits	211,772	3,817,746
Investment in notes receivable	(50,575,955)	(9,512,325)
Principal repayment on notes receivable	17,289,686	4,778,195
Net cash used in investing activities	(25,991,070)	(75,672,102)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	22,000,000
Repayment of non-recourse long-term debt	(16,025,343)	(10,453,859)
Debt financing costs	-	(4,420,000)
Sale of limited partnership interests	-	65,673,533
Sales and offering expenses paid	-	(6,166,877)
Deferred charges	-	(273,438)
Investment by noncontrolling interest	137,500	14,027,711
Distributions to noncontrolling interests	(678,830)	(5,855,813)
Cash distributions to partners	(15,686,708)	(13,950,084)
Repurchase of limited partnership interests	(4,486)	(53,498)
Net cash (used in) provided by financing activities	(32,257,867)	60,527,675

Net (decrease) increase in cash and cash equivalents	(36,985,798)	1,310,801
Cash and cash equivalents, beginning of period	48,783,509	64,317,006
Cash and cash equivalents, end of period	$11,797,711	$65,627,807

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$9,534,193	$6,463,324

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses charged to equity	$-	$1,124,718
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$172,000,000
Exchange of noncontrolling interest in investments in joint ventures for notes receivable	$-	$10,450,296
Equipment purchased with subordinated financing provided by seller	$-	$9,000,000

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

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

Credit Quality of Notes Receivable and Direct Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the credit loss reserve based on a detailed analysis of each Note as opposed to using portfolio based metrics and credit loss reserve. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012 and did not have a material impact on the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012 and did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

(2)       Net Investment in Notes Receivable

                    Net investment in notes receivable consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

	September 30,	December 31,
	2012	2011
Principal outstanding	$99,930,363	$66,014,815
Initial direct costs	7,432,889	6,607,532
Deferred fees	(2,187,472)	(1,595,564)
Credit loss reserve	(2,940,000)	(620,000)
Net investment in notes receivable	$102,235,780	$70,406,783

On February 3, 2012, the Partnership made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”).  The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.  In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”).  On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $1,062,000 and $1,364,000, respectively, in connection with the CapEx Loan.  The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $2,940,000 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2012, Kanza repaid approximately $427,000 of principal, reducing the outstanding balance of the loan at September 30, 2012 to approximately $4,133,000. Subsequent to September 30, 2012, Kanza repaid an additional $3,247,000 of principal on the loan. Finance income recognized on the impaired loan was approximately $0 and $145,000 for the three and nine months ended September 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On May 2, 2012, Northern Capital Associates XVIII, L.P. and certain of its affiliates satisfied their obligations in connection with a senior term loan by making a prepayment of approximately $5,700,000.  As a result, the Partnership recognized a loss on the prepayment of approximately $137,000, which is included in finance income on the consolidated statements of operations.  During the period ended September 30, 2012, the Partnership reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on the Partnership’s consolidated statements of operations.  In connection with the prepayment, the credit loss reserve was removed.

On May 22, 2012, Northern Crane Services, Inc. satisfied its obligation in connection with a term loan by making a prepayment of approximately $4,283,000.  As a result, the Partnership recognized a loss on the prepayment of approximately $77,000, which is included in finance income on the consolidated statements of operations.

On June 22, 2012, the Partnership made a term loan in the amount of $1,855,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”). The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.  In addition, on September 27, 2012, the Partnership made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

On July 24, 2012, the Partnership made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”).  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier's other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, the Partnership made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”). The loan bears interest at 12% per year and is for a period of 60 months. The loan is secured by, among other things, a first lien on Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second lien on Superior’s accounts receivable and inventory.

 (3)        Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$148,164,597	$165,864,991
Estimated residual values	45,859,529	45,859,529
Initial direct costs	2,710,940	3,240,012
Unearned income	(57,058,404)	(68,990,000)

Net investment in finance leases	$139,676,662	$145,974,532

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2012	2011
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	2,189,214	7,644,928
Motor coaches	10,627,370	10,627,370
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	193,956,645	199,412,359
Less: accumulated depreciation	27,034,039	18,302,163
Leased equipment at cost, less accumulated depreciation	$166,922,606	$181,110,196

On January 3, 2012, Dillon’s Bus Service, Inc. (“DBS”), Lakefront Lines, Inc. (“Lakefront”) and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments.  On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases of 24 of 26 motor coaches to CAM Leasing, LLC.  On October 19, 2012, the remaining two motor coaches were sold for approximately $551,000.

On September 30, 2012, Global Crossing Telecommunications, Inc. exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,065,000. No gain or loss was recorded as a result of such transaction.

Depreciation expense was $4,374,352 and $4,336,287 for the three months ended September 30, 2012 and 2011,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

respectively. Depreciation expense was $13,123,060 and $9,811,251 for the nine months ended September 30, 2012 and 2011, respectively.

(5)       Investments in Joint Ventures

On June 26, 2009, the Partnership and ICON Leasing Fund Twelve, LLC, an affiliate of the Investment Manager (“Fund Twelve”), entered into a joint venture for the purpose of investing in eight new Ariel natural gas compressors. On September 29, 2011, the Partnership received a distribution that included the return of the Partnership’s capital. In connection with the distribution, the Partnership reduced its investments in the joint venture to zero and recorded approximately $949,000 of additional income from investments in joint ventures.

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$412,294	$392,955	$1,282,489	$1,620,865
Net income	$301,572	$307,733	$911,349	$1,049,914
Partnership’s share of net income	$-	$1,073,263	$-	$1,347,091

(6)       Non-Recourse Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Partnership had non-recourse long-term debt obligations of $205,020,283 and $221,045,626, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

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

Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $3,393,000 was classified as restricted cash as of September 30, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make required Sub Debt loan payments from June through September 2012, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.  The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On September 24, 2012, the Partnership received a waiver of certain financial covenants in connection with the non-recourse long-term debt relating to the vessels on bareboat charter to Fantastic Shipping, Ltd. and Amazing Shipping, Ltd.

(7)       Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

interest. At September 30, 2012, the Partnership had $14,379,238 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2012, there were no obligations outstanding under the Facility.

At September 30, 2012, the Partnership was in compliance with all covenants related to the Facility.

(8)       Transactions with Related Parties

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2012	2011	2012	2011
ICON Capital Corp.	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$-	$-	$273,438
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	-	-	-	1,877,234
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	979,806	1,069,063	2,543,402	8,610,359
ICON Capital Corp.	Investment Manager	Management fees (4)	594,416	562,172	2,053,922	1,378,900
ICON Capital Corp.	Investment Manager	Administrative expense
		reimbursements (4)	598,621	1,083,290	2,924,407	4,438,637
			$2,172,843	$2,714,525	$7,521,731	$16,578,568

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period.
(4) Amount charged directly to operations.

At September 30, 2012 and December 31, 2011, the Partnership had a net payable of $130,384 and $398,466, respectively, due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At September 30, 2012 and December 31, 2011, the Partnership had a note receivable from a joint venture of $2,426,535 and $2,800,000, respectively, and accrued interest of approximately $71,000 and $17,000, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three and nine months ended September 30, 2012, interest income relating to the note receivable from the joint venture of approximately $104,000 and $345,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

September 30, 2012

(unaudited)

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

Non-designated Derivatives

        As of September 30, 2012, the Partnership had five interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $148,975,000. These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

        The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Liability Derivatives
		September 30,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$12,283,230	$10,663,428

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three and nine ended September 30, 2012 of $1,487,091 and $4,409,838, respectively.  The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011 of $6,937,325 and $11,748,444, respectively.

Derivative Risks

The Partnership manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the Partnership has with any individual bank and through the use of minimum credit quality standards for all counterparties. The Partnership does not require collateral or other security in relation to derivative financial instruments. Since it is the Partnership’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Partnership considers the counterparty risk to be remote.

As of September 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $12,283,230 and $10,663,428, respectively.   In the event that the Partnership would be required to settle its obligations under the agreements as of September 30, 2012 and December 31, 2011, the termination value would be $13,242,505 and $11,575,725, respectively.

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

        The following table summarizes the valuation of the Partnership’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$12,283,230	$-	$12,283,230

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.  The following table summarizes the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of September 30, 2012:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012

Net investment in note receivable	$4,132,719	$-	$-	$4,560,000	$2,940,000

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

 Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.  Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12% and 20% per year. Principal outstanding on fixed rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 3.71% and 14% per year.

	September 30, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$99,416,898	$99,636,425

Principal outstanding on fixed rate non-recourse long term debt	$56,045,283	$56,869,270

Other liabilities	$7,385,059	$7,858,465

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

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. At September 30, 2012, the Partnership had $6,442,556 in restricted cash.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(12)       Subsequent Event

On October 16, 2012, Quattro Plant Limited extended the term of its loan facility for a period of five months until February 28, 2013.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Motor Coaches

On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments.  On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases of 24 of 26 motor coaches to CAM Leasing, LLC. On October 19, 2012, the remaining two motor coaches were sold for approximately $551,000.

Notes Receivable

On February 3, 2012, we made a term loan in the amount of $15,406,250 to Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property.  In addition, we agreed to make the CapEx Loan.  On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $1,062,000 and $1,364,000, respectively, in connection with the CapEx Loan.  The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

        On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $2,940,000 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2012, Kanza repaid approximately $427,000 of principal, reducing the outstanding balance of the loan at September 30, 2012 to approximately $4,133,000. Subsequent to September 30, 2012, Kanza repaid an additional $3,247,000 of principal on the loan. Finance income recognized on the impaired loan was approximately $0 and $145,000 for the three and nine months ended September 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

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

On June 22, 2012, we made a term loan in the amount of $1,855,000 to NTS. The loan bears interest at a rate of 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.  In addition, on September 27, 2012, we made a Second Term Loan in the amount of $1,564,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months. The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

On July 24, 2012, we made a term loan in the amount of $2,000,000 to Frontier.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier's other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, we made a secured term loan in the amount of $12,410,000 to Superior. The loan bears interest at 12% per year and is for a period of 60 months. The loan is secured by, among other things, a first lien on Superior’s assets, including tube manufacturing equipment and related equipment and a mortgage on real property, and a second lien on Superior’s accounts receivable and inventory.

Telecommunications Equipment

On September 30, 2012, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,065,000. No gain or loss was recorded as a result of such transaction.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through September 30, 2012, we paid total acquisition fees to our Investment Manager of approximately $2,543,000.

Subsequent Event

On October 16, 2012, Quattro Plant Limited extended the term of its loan facility for a period of five months until February 28, 2013.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - Crude oil tankers	$82,527,944	35%	$83,281,204	38%
Marine - Dry bulk vessels	62,742,492	27%	64,855,374	30%
Petrochemical facility	24,971,793	10%	23,630,939	12%
Automotive manufacturing equipment	17,243,425	7%	-	-
Telecommunications equipment	13,163,877	5%	13,298,467	6%
Manufacturing	12,748,841	5%	-	-
Land drilling rigs	7,962,336	3%	8,943,275	4%
Aircraft parts	6,027,929	2%	-	-
Rail support construction equipment	4,843,915	2%	2,291,360	1%
Analog seismic system equipment	4,048,357	2%	5,352,925	2%
Metal cladding & production equipment	3,369,541	1%	4,187,531	2%
Oil field services equipment	2,261,992	1%	-	-
Point of sale equipment	-	-	5,839,575	3%
Cranes & transportation equipment	-	-	4,700,665	2%
	$241,912,442	100%	$216,381,315	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Quarter	2011 Quarter
Geden Holdings Ltd.	Marine - Dry bulk vessels	26%	31%
Geden Holdings Ltd.	Marine - Crude oil tankers	24%	28%
Jurong Aromatics Corporation PTE. Ltd	Petrochemical facility	10%	-
Revstone Transportation, LLC	Automotive manufacturing equipment	10%	-
		70%	59%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - Crude oil tankers	$153,934,749	91%	$164,212,775	90%
Motor coaches	7,840,246	5%	8,689,354	5%
Packaging equipment	4,624,248	3%	5,090,497	3%
Telecommunications equipment	523,363	1%	3,117,570	2%
	$166,922,606	100%	$181,110,196	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2012 Quarter and the 2011 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Quarter	2011 Quarter
AET Inc. Limited	Marine - Crude oil tanker	81%	81%
		81%	81%

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

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Finance income	$6,683,054	$5,938,620	$744,434
Rental income	7,916,683	7,847,405	69,278
Income from investments in joint ventures	79,023	1,073,263	(994,240)
Other income (loss)	43,060	(75,785)	118,845
Total revenue	$14,721,820	$14,783,503	$(61,683)

Total revenue for the 2012 Quarter decreased $61,683, or 0.4%, as compared to the 2011 Quarter.  The decrease was primarily due to a reduction of income from investments in joint ventures as a result of a return of capital in the 2011 Quarter. This was partially offset by an increase in finance income generated by 10 notes receivable that we entered into subsequent to the 2011 Quarter.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change
Management fees	$594,416	$562,172	$32,244
Administrative expense reimbursements	598,621	1,083,290	(484,669)
General and administrative	426,994	506,504	(79,510)
Depreciation	4,374,352	4,336,287	38,065
Interest	2,834,897	3,058,409	(223,512)
Loss on derivative financial instruments	1,487,091	6,937,325	(5,450,234)
Total expenses	$10,316,371	$16,483,987	$(6,167,616)

Total expenses for the 2012 Quarter decreased $6,167,616, or 37.4%, as compared to the 2011 Quarter. The decrease was primarily due to a decrease in the loss on derivative financial instruments related to our five non-designated interest rate swaps and a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $1,259,390 from a net loss of $1,067,527 in the 2011 Quarter to net income of $191,863 in the 2012 Quarter.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Quarter was $4,213,586 and $(632,957), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for the 2012 Quarter and the 2011 Quarter was $16.12 and $(2.42), respectively.

Results of Operations for the Nine Months Ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Financing Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012 Period	2011 Period
Geden Holdings Ltd.	Marine - Dry bulk vessels	26%	41%
Geden Holdings Ltd.	Marine - Crude oil tankers	24%	13%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tankers	7%	11%
		57%	65%

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

Operating Lease Transactions

During the 2012 Period and the 2011 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012 Period	2011 Period
AET Inc. Limited	Marine - Crude oil tankers	81%	74%
Global Crossing Telecommunications Inc.	Telecommunications equipment	8%	11%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	6%	8%
		95%	93%

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

Revenue for the 2012 Period and the 2011 Period is summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Finance income	$20,121,447	$13,582,351	$6,539,096
Rental income	23,740,083	17,542,059	6,198,024
(Loss) income from investments in joint ventures	(148,709)	1,374,091	(1,522,800)
Other income	108,791	184,171	(75,380)
Total revenue	$43,821,612	$32,682,672	$11,138,940

Total revenue for the 2012 Period increased $11,138,940, or 34.1%, as compared to the 2011 Period. The increase in finance income was primarily due to the 10 notes receivable that we entered into subsequent to the 2011 Period. The increase in rental income was due to four operating leases that we entered into during the 2011 Period.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Management fees	$2,053,922	$1,378,900	$675,022
Administrative expense reimbursements	2,924,407	4,438,637	(1,514,230)
General and administrative	1,554,206	1,444,163	110,043
Credit loss	2,636,066	-	2,636,066
Depreciation	13,123,060	9,811,251	3,311,809
Interest	8,610,627	6,162,274	2,448,353
Loss on derivative financial instruments	4,409,838	11,748,444	(7,338,606)
Total expenses	$35,312,126	$34,983,669	$328,457

Total expenses for the 2012 Period increased $328,457, or 0.9%, as compared to the 2011 Period. The increase in depreciation expense was attributable to the equipment acquired pursuant to four operating leases entered into during the 2011

Period. The increase in credit loss resulted from establishing a credit loss reserve during the 2012 Period related to certain notes receivable.  Interest expense increased as a result of the debt incurred during the 2011 Period.  These increases were partially offset by a decrease in loss on derivative financial instruments related to our five non-designated interest rate swaps. Additionally, the decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $2,397,654 from a net loss of $1,885,432 in the 2011 Period to net income of $512,222 in the 2012 Period.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Period and the 2011 Period was $7,997,264 and $(415,565), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for the 2012 Period and the 2011 Period was $30.59 and $(1.73), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $21,537,402, from $458,648,791 at December 31, 2011 to $437,111,389 at September 30, 2012.  The decrease in total assets was primarily the result of depreciation of our leased equipment at cost and cash distributions paid to our partners, partially offset by the results of our operations during the 2012 Period.

Total Liabilities

Total liabilities decreased $13,814,364, from $244,772,159 at December 31, 2011 to $230,957,795 at September 30, 2012. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt, partially offset by the increased liability position of our derivative financial instruments.

Equity

Equity decreased $7,723,038, from $213,876,632 at December 31, 2011 to $206,153,594 at September 30, 2012. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income.

Liquidity and Capital Resources

Summary

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $11,797,711 and $48,783,509, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2012, the cash reserve was $1,288,235.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At September 30, 2012, we had $14,379,238 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  For additional information, see Note 7 to our consolidated financial statements.

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

Operating Activities

Cash provided by operating activities increased $4,807,911 from $16,455,228 in the 2011 Period to $21,263,139 in the 2012 Period.  The increase was primarily due to increased finance and rental receipts on a larger base of investments, partially offset by an increase in interest paid on our non-recourse long-term debt during the 2012 Period.

Investing Activities

Cash used in investing activities decreased $49,681,032 from $75,672,102 in the 2011 Period to $25,991,070 in the 2012 Period. The decrease primarily resulted from the use of less cash to make investments and our receipt of increased principal repayments on our notes receivable and finance leases during the 2012 Period as compared to the 2011 Period.

Financing Activities

Cash provided by financing activities decreased $92,785,542 from a source of cash of $60,527,675 in the 2011 Period to a use of cash of $32,257,867 in the 2012 Period. The decrease was primarily due to reductions of financing cash inflows resulting from (i) the completion of our offering period on May 18, 2011, (ii) proceeds from non-recourse long-term debt during the 2011 Period and (iii) the investment by a noncontrolling interest during the 2011 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2012 of $205,020,283. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $156,867, $15,529,841 and $678,830 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2012 Period.

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

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed Senior Debt and Sub Debt in connection with the acquisition of the vessels bareboat chartered to AET Inc. Limited.  On April 20, 2012, these subsidiaries were notified of an event of default on their Senior Debt.  Due to a change in the fair value of these vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of these vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Approximately $3,393,000 was classified as restricted cash as of September 30, 2012.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to us. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from  June through September 2012, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts.  The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On September 24, 2012, we received a waiver of certain financial covenants in connection with the non-recourse long-term debt relating to the vessels on bareboat charter to Fantastic Shipping, Ltd. and Amazing Shipping, Ltd.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At September 30, 2012, we had $6,442,556 in restricted cash.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2012.

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

November 13, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)