Form 10-K
period 2012-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2013-03-26
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)
Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 418-4700

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the limited partnership interests of the registrant.

Number of outstanding limited partnership interests of the registrant on March 20, 2013 is 258,827.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”). Our General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) the Partnership invests in pursuant to the terms of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, our General Partner has a 1% interest in our profits, losses, cash distributions and liquidation proceeds of the Partnership.

Our offering period ended on May 18, 2011 and our operating period commenced on May 19, 2011. As of May 18, 2011, 258,897 limited partnership interests (“Interests”) were sold pursuant to our offering, of which 10,506 Interests were issued at a discounted price in connection with our distribution reinvestment plan, representing total capital contributions to us of $257,646,987 by 7,010 limited partners.

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

(3)           Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2012 and 2011, we had total assets of $433,078,157 and $458,648,791, respectively. For the year ended December 31, 2012, we had two lessees that accounted for 66.8% of our total rental and finance income of $58,661,900. Net income attributable to us for the year ended December 31, 2012 was $12,758,456. For the year ended December 31, 2011, we had two lessees that accounted for 66.9% of our total rental and finance income of $45,244,587. Net income attributable to us for the year ended December 31, 2011 was $1,387,802. For the year ended December 31, 2010, we had four lessees and one borrower that accounted for 88.3% of our total rental and finance income of $10,279,514. Net loss attributable to us for the year ended December 31, 2010 was $2,338,378.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2012, the reserve amounts to $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we have paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our General Partner (“ICON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

 At December 31, 2012, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•               A 90.916% ownership interest in telecommunications equipment that is subject to a 36 month lease with Global Crossing Telecommunications, Inc. The lease expired in February 2013 and Global Crossing exercised its option to purchase the equipment under lease.

•               Telecommunications equipment that is subject to four 36 month leases with Global Crossing. The leases expire between March 2014 and July 2014.

Marine Vessels

•               Two supramax bulk carrier vessels, the Amazing and the Fantastic, that are subject to seven year bareboat charters with wholly-owned subsidiaries of Geden Holdings Ltd (“Geden”). The bareboat charters expire in October 2017.

•               A 75% ownership interest in two aframax tankers, the Eagle Otome and the Eagle Subaru, that are subject to three year bareboat charters with AET Inc. Limited.  The bareboat charters expire in March 2014.

•               A 75% ownership interest in two Very Large Crude Carriers (“VLCCs”), the Eagle Vermont and the Eagle Virginia, that are subject to 10 year bareboat charters with AET.  The bareboat charters expire in March 2021.

•               A crude oil tanker, the Center, that is subject to a five year bareboat charter with Center Navigation Ltd.  The bareboat charter expires in June 2016.

•               A 40% interest in an offshore support vessel, the Lewek Ambassador, that is subject to a nine year bareboat charter with Gallatin Maritime Management. The bareboat charter expires in June 2021.

•               A 20% ownership interest in a car carrier vessel, the Hoegh Copenhagen, that is subject to an eight year bareboat charter with Hoegh Autoliners Shipping AS. The bareboat charter expires in December 2020.

Packaging Equipment

•               Packaging and printing equipment that is subject to two 60 month leases with Exopack, LLC that expire in September 2014 and October 2014, respectively.

Motor Coaches

•               Motor coach buses that are subject to two 60 month leases with CAM Leasing, LLC that expire in June 2015.

Gas Compressors

•               A 40.533% ownership interest in eight Ariel natural gas compressors subject to 48 month leases with Atlas Pipeline Mid-Continent, LLC (“APMC”) that expire in August 2013.

Notes Receivable

•               Two term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), secured by aframax tankers, that mature in July and September 2016, respectively.

•               A term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”), secured by metal cladding and production equipment, that matures in September 2014.

•               Three term loans to ARAM Rentals Corporation and ARAM Seismic Rentals Inc. (collectively, the “ARAM Borrowers”), secured by analog seismic system equipment, that mature in August 2014.

•               A term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”), secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property, that matures in July 2016.

•               A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by all equipment, plant, and machinery associated with a new condensate splitter and aromatics complex, that matures in January 2021.

•               A term loan to VAS Aero Services, LLC (“VAS”), secured by all of VAS’s assets, that matures in October 2014.

•               A term loan to Kanza Construction, Inc. (“Kanza”), secured by all of Kanza’s assets, which matures in March 2017.

•               Two term loans to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”), secured by telecommunications equipment, that mature in July 2017.

•               A term loan to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”), secured by saltwater disposal wells and related equipment, that matures in January 2018.

•               A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by tube manufacturing and related equipment, that matures in October 2017.

•               A term loan to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”), secured by seismic testing equipment, that matures in November 2016.

•               A term loan to Platinum Energy Solutions, Inc. (“Platinum”), secured by, among other things, Platinum’s existing and thereafter acquired assets, including heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing, that matures in January 2017.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2012, 2011 and 2010, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 13 to our consolidated financial statements.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Interests is limited by the absence of a public trading market and substantial transfer restrictions.  Therefore, you should be prepared to hold your Interests for the life of the fund.

A public market does not exist for our Interests and we do not anticipate that a public market will develop for our Interests, our Interests are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Interests. In addition, our Partnership Agreement imposes significant restrictions on your right to transfer your Interests.

We have established these restrictions to comply with federal and State securities laws, as well as to ensure that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Interests is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Interests in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Interests.

As a result, you must view your investment in our Interests as a long-term, illiquid investment.

If you request that we repurchase your Interests, you may receive significantly less than you would receive if you held your Interests for the life of the Partnership.

You may request that we repurchase up to all of your Interests. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Interests, the formula for the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Interests are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Interests for the duration of the Partnership.

You may not receive cash distributions every month and, therefore, you should not rely on cash distributions from your Interests as a source of income.

You should not rely on cash distributions from your Interests as a source of income. While we intend to make monthly cash distributions through the end of our operating period, we may determine it is in our limited partners’ best interest to periodically change the amount of the cash distributions you receive or to not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Interests may be diluted.

Some investors, including our General Partner and its officers, directors and other affiliates, may have purchased Interests at discounted prices and generally will share in our revenues and distributions based on the number of Interests that they purchase, rather than the discounted subscription price paid by them for their Interests. As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Interest.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business with respect to all partners.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner’s and/or our Investment Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Interest holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties are only estimates and may not reflect the actual value of our Interests.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

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

We may not be able to obtain financing on acceptable terms and conditions for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on acceptable terms and conditions, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we may borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

Additionally, while the majority of our borrowings are non-recourse, we are liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.  See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to our limited partners if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

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

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a court instituted fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•   the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•   the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•   it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments in certain types of leased Capital Assets declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the Capital Assets that we invest in is expected to be the potential value of the Capital Assets once the lease term expires (with respect to leased Capital Assets). Generally, a Capital Asset is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the Capital Assets at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the Capital Assets and provide a rate of return despite the expected decline in the value of the Capital Assets over the term of the investment. However, the actual residual value of the Capital Assets at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

If a lessee or other counterparty fails to maintain Capital Assets in accordance with the terms of our financing agreements, we may have to make unanticipated expenditures to repair the Capital Assets in order to protect our investment. In addition, some of the Capital Assets we invest in may be used Capital Assets. While we plan to inspect most used Capital Assets prior to making an investment, there is no assurance that an inspection of a used Capital Asset prior to purchasing it will reveal any or all defects and problems with the Capital Asset that may occur after it is acquired by us.

We typically obtain representations from the sellers and lessees of used Capital Assets that:

•   the Capital Assets have been maintained in compliance with the terms of applicable agreements;

•   neither the seller nor the lessee is in violation of any material terms of such agreements; and

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

We may enter into transactions with parties that have senior debt rated below investment grade or no credit ratings. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We made and may make investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invest in Capital Assets that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in Capital Assets in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such Capital Assets, which could have a material adverse effect on our results of operations and financial condition.

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

Furthermore, when we acquire an interest in foreign Capital Assets, we may not be able to hedge our foreign currency exposure with respect to the future value of such Capital Assets because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We may invest in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we typically have the right to buy out the other co-investor’s interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants remains intense due to the recognition of the potential to achieve attractive returns by participating in the commercial leasing and finance industry.

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2012, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•   our Investment Manager may receive more fees for managing our investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;

•   our Partnership Agreement does not prohibit our General Partner or any of its affiliates from competing with us for investments or engaging in other types of business;

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

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company and an oil and gas fund.

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

Our General Partner and its affiliates will receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to limited partners during our early years.

Before making any distributions to our limited partners, we have reimbursed and will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for managing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment leasing and finance funds) in effect on May 18, 2009 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to limited partners in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we may pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in 1985 and our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Investment Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

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

Furthermore, we depend on the headquarters of our General Partner and Investment Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

We rely on our systems, certain affiliates’ employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates’ employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

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

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

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

Changes in the laws or regulations that affect the terms and conditions set forth in the Partnership Agreement could negatively impact our and/or your rights and obligations.

Our General Partner may, without your consent, amend the Partnership Agreement to effect any change necessitated by a change in law or regulation that causes the terms and conditions set forth in the Partnership Agreement to be, in the sole discretion of our General Partner, no longer viable. The changes must be drawn as narrowly as possible so as to effectuate the original intent of the Partnership Agreement. Nevertheless, these changes could negatively impact our and/or your rights and obligations.

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

Our Investment Manager will not register and does not expect in the future to be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), because it does not meet the definition of an investment adviser. The Advisers Act contains many provisions designed to protect clients of investment advisers, including, among other things, restrictions on the charging by registered investment advisers of performance-based compensation. Such protections, and others afforded by the Advisers Act, are not expected to be applicable to our Investment Manager and to us. Should the Advisers Act become applicable to our Investment Manager and to us, these protections may be implemented in a manner that alters other rights and obligations of us and/or you with respect to other matters.

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

In any particular year, your tax liability from owning our Interests may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Interests for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Your tax liability could also exceed the amount of cash distributions you receive due to allocations designed to cause our limited partners’ capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire Capital Assets subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the Capital Assets that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire Capital Assets that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such Capital Assets are suspended and may be deducted only against income we receive from those Capital Assets or when we dispose of such Capital Assets. Depending on the Capital Assets that we acquire and their eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the Capital Assets are placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

If you are or invest through a tax-exempt entity or organization, you will have unrelated business taxable income from this investment.

Tax-exempt entities and organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such entities and organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI. Thus, an investment in our Interests may not be appropriate for a charitable remainder trust and such entities should consult their own tax advisors with respect to an investment in our Interests.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities is debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Interests, since you will be allocated a proportionate share of our tax preference items. Our General Partner’s and/or our Investment Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, if all or a portion of our lending activities are not generated from a trade or business, then a portion of our management fees and other costs related to those investments could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

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

Some of the distributions paid with respect to our Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased Capital Assets over the term of our existence and/or borrowers repay loans we have made to them, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Interests is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Interests, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

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

Number of Partners
Title of Class	As of March 20, 2013
General Partner	1
Limited partners	7,044

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner is admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We paid distributions to limited partners totaling $20,706,372, $18,987,222 and $9,695,337 for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, we paid our General Partner distributions of $209,155, $191,790 and $97,933 for the years ended December 31, 2012, 2011 and 2010, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $743.24 per Interest as of December 31, 2012.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we calculate the sum of:  (i) the fair market value of our finance leases and notes receivable, as determined by our internal credit assessment; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtract our total debt outstanding and then divide that difference by the total number of Interests outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $743.24 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•               as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our limited partners may receive may be less than $1,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $743.24 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

				Period from June 19, 2009
				(Commencement of Operations) through
	Years Ended December 31,			December 31,
	2012	2011	2010	2009
Total revenue	$58,742,744	$46,797,113	$12,835,226	$1,761,154
Net income (loss) attributable to Fund Fourteen	$12,758,456	$1,387,802	$2,338,378	$(1,584,298)
Net income (loss) attributable to Fund Fourteen
allocable to limited partners	$12,630,871	$1,373,924	$2,314,994	$(1,568,455)
Net income (loss) attributable to Fund Fourteen
allocable to General Partner	$127,585	$13,878	$23,384	$(15,843)

Weighted average number of limited partnership interests outstanding	258,829	243,491	131,915	32,161
Net income (loss) attributable to Fund Fourteen per weighted average
limited partnership interest outstanding	$48.80	$5.64	$17.55	$(48.77)
Distributions to limited partners	$20,706,372	$18,987,222	$9,695,337	$964,235
Distributions per weighted average limited partnership interest outstanding	$80.00	$77.98	$73.50	$29.98
Distributions to General Partner	$209,155	$191,790	$97,933	$9,636

	December 31,
	2012	2011	2010	2009	2008
Total assets	$433,078,157	$458,648,791	$208,759,132	$59,567,064	$1,001
Non-recourse long-term debt	$200,660,283	$221,045,626	$42,642,708	$-	$-
Partners' equity	$194,053,315	$202,214,872	$161,677,642	$58,615,050	$1,001

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

While our Investment Manager believes the U.S. economy is likely to continue its recovery, our Investment Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2013, due to factors such as the rate of employment expansion, uncertainty surrounding changes to the U.S. Internal Revenue Code and future U.S. budget policies.

 Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2012, 2011 and 2010:

Telecommunications Equipment

Between September 2009 and February 2010, we purchased telecommunications equipment for approximately $11,800,000 that was leased to Global Crossing.  Each of the leases is for a period of 36 months.  On April 1, 2010, we sold a 9.084% noncontrolling interest in the entity holding those leases to a third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000. As a result of the sale, our controlling interest was reduced to 90.916%.  On September 30, 2012, November 30, 2012 and February 28, 2013, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,065,000, $427,000 and $642,000, respectively. No gain or loss was recorded as a result of the transactions.

On February 28, 2011, we purchased telecommunications equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The lease is for a period of 36 months.

On June 9, 2011, we, through a joint venture with ICON ECI Fund Fifteen, L.P., an affiliate of our Investment Manager (“Fund Fifteen”), purchased telecommunications equipment for approximately $6,359,000 and simultaneously leased the equipment to Global Crossing.  The lease is for a period of 36 months.  As of June 9, 2011, we had 100% ownership of the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen had the right to contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which our and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, we exchanged our 70.8% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden for the aggregate purchase price of $67,000,000. Simultaneously with these acquisitions, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On March 29, 2011, we and ICON Leasing Fund Twelve, LLC, an entity also managed by our Investment Manager (“Fund Twelve”), entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two VLCCs (collectively, the “AET Vessels”). The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt (collectively with the non-recourse long-term debt on the aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of 10 years.  On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels.  The loan is for a period of 60 months and at our option may be extended for an additional 12 months. The loan is secured by the equity of the joint venture.

On June 21, 2011, we purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-interest-bearing seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation, a wholly-owned subsidiary of Geden, for a period of five years.

In connection with the non-recourse long-term debt incurred related to the acquisition of the AET Vessels and the Center, we entered into non-designated interest rate swap agreements to effectively fix the variable interest rates (see Notes 7 and 10 to our consolidated financial statements).  For the years ended December 31, 2012 and 2011, these derivative financial instruments generated a loss of $4,478,985 and $12,557,138, respectively.

On December 19, 2011, we, through a joint venture owned 60% by Fund Fifteen and 40% by us, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity.  As of December 31, 2012, the joint venture has recorded notes payable to Fund Fifteen and us in the amounts of $3,663,686 and $2,442,457, respectively.  The notes bear interest at 17% per year and mature on June 4, 2019. The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, we, through a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen. The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-

recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. Our contribution to the joint venture was approximately $4,680,000.

Packaging Equipment

On July 31, 2009, we purchased a 3-layer blown film extrusion line from Exopack, LLC for approximately $2,713,000, which was simultaneously leased to Exopack for 60 months commencing on August 1, 2009.  On September 30, 2009, we purchased an eight color flexographic printing press from Exopack for approximately $3,662,000, which was simultaneously leased to Exopack for 60 months.

Motor Coaches

On March 9, 2010, we purchased 11 2010 MCI J4500 motor coach buses for approximately $4,500,000 and leased the buses to Dillion’s Bus Service, Inc. (“DBS”). On May 13, 2010, 15 additional 2010 MCI J4500 motor coach buses were purchased for approximately $5,900,000 and simultaneously leased to Lakefront Lines, Inc. (“Lakefront”).  The leases with DBS and Lakefront are for a period of 60 months commencing on June 1, 2010.

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

Gas Compressors

Between June 26, 2009 and August 17, 2009, a joint venture between us and Fund Twelve purchased eight natural gas compressors for approximately $11,298,000, which were simultaneously leased to APMC, an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule is for a period of 48 months and expires on August 31, 2013.  As of September 30, 2009, we contributed approximately $5,084,000 to the joint venture, after which our and Fund Twelve’s ownership interests were 45% and 55%, respectively.  On April 1, 2010, we sold a 4.467% ownership interest in the joint venture to Hardwood for $450,000.

On July 15, 2011, the joint venture amended its master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture financed the future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bears interest at 4.08% per year and matures on September 1, 2013.  On September 29, 2011, we received a distribution of approximately $4,300,000 from the joint venture, which included the return of our capital.  In connection with the distribution, we recorded approximately $949,000 of additional income from investment in joint ventures.

Notes Receivable

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making loans in the aggregate amount of $20,000,000 to the ARAM Borrowers.  On that date, the joint venture funded the first tranche of the loans in the aggregate amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche in the amount of $7,500,000. The loans are secured by a first priority security interest in all of the analog seismic system equipment owned by the ARAM Borrowers, among other collateral.  The notes bear interest at 15% per year for a period of 60 months beginning on August 1, 2009.  As of December 31, 2009, our and Fund Twelve’s ownership interests in the joint venture were 45% and 55%, respectively.  On April 1, 2010, we sold a 2.384% noncontrolling interest in the joint venture to Hardwood for $450,000. Effective January 1, 2011, we exchanged our ownership interest in the joint venture for our proportionate share of the notes receivable to the ARAM Borrowers. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated.

On December 23, 2009, a joint venture owned 45% by us and 55% by Fund Twelve made a second priority term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 term loan facility.  The loan bore interest at 20% per year and was for a period of 33 months.  The loan was secured by all of Quattro Plant’s rail support construction equipment, among other collateral.  On April 1, 2010, we sold a 4.805% noncontrolling interest in the joint venture to Hardwood for $450,000.  Effective January 1, 2011, we exchanged our ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligations in connection with its term loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On March 3, 2010, we provided a senior term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”).  The loan bore interest at 18% per year and was for a period of 48 months. The loan was secured by point of sale equipment, which was valued at approximately $15,166,000. On December 23, 2010, the payment obligations were restructured and the note was extended through July 15, 2014. As of December 31, 2011, we recorded a credit loss reserve of $620,000.  During 2012, we reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on our consolidated statements of operations. On May 2, 2012, NL III satisfied their obligations in connection with the senior term loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was removed.

On June 30, 2010, we made a $14,400,000 second priority term loan to Ocean Navigation as part of a $96,000,000 term loan facility.  The loan was funded between July and September 2010 and proceeds from the loan facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron, which were valued in the aggregate at $115,700,000.  The loan bears interest at 15.25% per year and is for a period of six years maturing between July and September 2016.  The loan is secured by the vessels.

On September 1, 2010, we made a term loan to EMS in the amount of $4,800,000.  The loan bears interest at 13% per year and is for a period of 48 months.  The loan is secured by metal cladding and production equipment.

On September 24, 2010, we made a term loan of $5,250,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility.  The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by lifting and transportation equipment, which was valued at approximately $121,200,000.   On May 22, 2012, Northern Crane satisfied its obligation in connection with the term loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000.

On July 26, 2011, we made a term loan to Western Drilling in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property. On December 21, 2012, the November 1, 2012 payment was extended to December 1, 2012 and the January 1, 2013 through April 1, 2013 payments were modified to become interest-only payments.

On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility.  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a new condensate splitter and aromatics complex.

On February 3, 2012, we made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000.  In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”).  Between April and October of 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS as part of a $42,755,000 term loan facility.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months.

The loan is secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $2,940,000 based on the estimated value of the recoverable collateral. As of December 31, 2012, Kanza repaid approximately $3,787,000 of principal, reducing the outstanding balance of the loan at December 31, 2012 to approximately $773,000. Finance income recognized on the loan prior to taking the credit loss reserve was approximately $145,000 for the year ended December 31, 2012. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan will at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On June 22, 2012, we made a term loan in the amount of $1,855,000 to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.  In addition, on September 27, 2012, we made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to Frontier as part of a $5,000,000 term loan facility.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier's other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000.

On September 10, 2012, a joint venture with Fund Fifteen made a secured term loan in the amount of $12,410,000 to Superior as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were collectively valued at approximately $32,387,000.  As of September 10, 2012, we had 100% ownership of the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen had the right to contribute capital on or prior to the six month anniversary of the date the joint venture funded the loan. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, which the joint venture then distributed to us. After the distribution, our and Fund Fifteen’s ownership interests in the joint venture were 80% and 20%, respectively.  Immediately thereafter, we exchanged our 80% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAE as part of an $80,000,000 term loan facility.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest on all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase approximately 0.051% of the outstanding common stock of SAE Holdings.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum as part of a $15,000,000 term loan facility. The loan bears interest at one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and is for a period of 48 months.  The loan is secured by, among other things, Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000. The assets include heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2012, 2011 and 2010, we paid acquisition fees to our Investment Manager of approximately $3,951,000, $9,031,000 and $5,924,000, respectively.

Subsequent Events

On February 15, 2013, we, through a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P., purchased onshore oil field services equipment for approximately $11,804,000. The equipment is subject to a 45 month lease with Go Frac, LLC that expires on November 30, 2016. Our contribution to the joint venture was approximately $4,598,000.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 term loan facility.  The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in and lien on Heniff’s tractors, stainless steel tank trailers and related equipment and a second lien on Heniff’s other assets, which were valued at approximately $44,810,000.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve;

•               Allowance for doubtful accounts; and

•               Derivative financial instruments.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally finance leases and notes receivable, are limited in number, we are able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

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

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

Our offering period ended on May 18, 2011 and our operating period commenced on May 19, 2011. During our operating period, we have made and will continue to make investments with the cash generated from our investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental and finance income increase, as well as the increase of related expenses, such as depreciation and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2012		2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,471,511	36%	$83,281,204	38%
Marine - dry bulk vessels	63,625,502	28%	64,855,374	30%
Petrochemical facility	24,854,108	11%	23,630,939	12%
Telecommunications equipment	11,871,497	5%	13,298,467	6%
Oil field services equipment	11,668,486	5%	-	-
Manufacturing	10,184,979	4%	-	-
Land drilling rigs	7,702,114	3%	8,943,275	4%
Analog seismic system equipment	7,673,321	3%	5,352,925	2%
Aircraft parts	5,812,638	3%	-	-
Metal cladding & production equipment	2,920,657	1%	4,187,531	2%
Rail support construction equipment	773,031	1%	2,291,360	1%
Point of sale equipment	-	-	5,839,575	3%
Cranes & transportation equipment	-	-	4,700,665	2%
	$230,557,844	100%	$216,381,315	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	49%	55%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	7%	10%
		56%	65%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2012		2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$150,508,741	93%	$164,212,775	90%
Motor coaches	6,963,074	4%	8,689,354	5%
Packaging equipment	4,468,831	3%	5,090,497	3%
Telecommunications equipment	-	-	3,117,570	2%
	$161,940,646	100%	$181,110,196	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012	2011
AET Inc. Limited	Marine - crude oil tankers	83%	76%
Global Crossing Telecommunications Inc.	Telecommunications equipment	7%	11%
		90%	87%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Finance income	$27,572,861	$19,785,844	$7,787,017
Rental income	31,089,039	25,458,743	5,630,296
(Loss) income from investment in joint ventures	(18,175)	1,353,427	(1,371,602)
Other income	99,019	199,099	(100,080)
Total revenue	$58,742,744	$46,797,113	$11,945,631

Total revenue for 2012 increased $11,945,631, or 25.5%, as compared to 2011. The increase in finance income was primarily due to the 12 notes receivable that we entered into during and subsequent to 2011. The increase in rental income was due to four operating leases that we entered into during March 2011.

Expenses for 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change
Management fees	$3,205,434	$1,943,217	$1,262,217
Administrative expense reimbursements	4,029,397	5,241,199	(1,211,802)
General and administrative	2,244,418	3,393,938	(1,149,520)
Credit loss	2,636,066	620,000	2,016,066
Depreciation	17,069,071	14,185,603	2,883,468
Interest	11,353,724	9,128,786	2,224,938
Loss on derivative financial instruments	4,478,985	12,557,138	(8,078,153)
Total expenses	$45,017,095	$47,069,881	$(2,052,786)

Total expenses for 2012 decreased $2,052,786, or 4.4%, as compared to 2011. The decrease was primarily attributable to a decrease in loss on derivative financial instruments related to our five non-designated interest rate swaps due to movements in interest rates. The decrease in administrative expenses reimbursements was due to lower costs incurred on our behalf by our Investment Manager.  These decreases were partially offset by an increase in depreciation expense, which was attributable to the equipment acquired pursuant to four operating leases entered into during 2011. Interest expense increased as a result of debt incurred during 2011. The increase in credit loss resulted from establishing a credit loss reserve during 2012 related to certain notes receivable.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $2,627,763, from a net loss of $1,660,570 in 2011 to net income of $967,193 in 2012. The increase was primarily due to the reduced loss on derivative financial instruments of the non-designated interest rate swap contracts in connection with Fund Twelve’s investment in the AET Vessels.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for 2012 and 2011 was $12,758,456 and $1,387,802, respectively. Net income attributable to us per weighted average Interest outstanding for 2012 and 2011 was $48.80 and $5.64, respectively.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2011		2010
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,281,204	38%	$15,682,264	15%
Marine - dry bulk vessels	64,855,374	30%	67,394,055	64%
Petrochemical facility	23,630,939	12%	-	-
Telecommunications equipment	13,298,467	6%	3,497,935	3%
Land drilling rigs	8,943,275	4%	-	-
Point of sale equipment	5,839,575	3%	8,992,695	8%
Analog seismic system equipment	5,352,925	2%	-	-
Cranes & transportation equipment	4,700,665	2%	5,601,166	5%
Metal cladding & production equipment	4,187,531	2%	4,821,017	5%
Rail support construction equipment	2,291,360	1%	-	-
	$216,381,315	100%	$105,989,132	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2011	2010
Geden Holdings Ltd.	Marine - dry bulk vessels
	crude oil tankers	55%	39%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	10%	16%
Northern Capital Associates	Point of sale equipment	7%	27%
		72%	82%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2011		2010
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$164,212,775	90%	$-	-
Motor coaches	8,689,354	5%	9,821,498	47%
Packaging equipment	5,090,497	3%	5,712,161	28%
Telecommunications equipment	3,117,570	2%	5,157,140	25%
	$181,110,196	100%	$20,690,799	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2011 and 2010, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2011	2010
AET Inc. Limited	Marine - crude oil tankers	76%	-
Global Crossing Telecommunications Inc.	Telecommunications equipment	11%	49%
Dillon's Bus Service, Inc. and Lakefront Lines, Inc.	Motor coaches	7%	25%
Exopack, LLC	Packaging equipment	6%	26%
		100%	100%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Finance income	$19,785,844	$4,845,310	$14,940,534
Rental income	25,458,743	5,434,204	20,024,539
Income from investment in joint ventures	1,353,427	2,413,711	(1,060,284)
Other income	199,099	142,001	57,098
Total revenue	$46,797,113	$12,835,226	$33,961,887

Total revenue for 2011 increased $33,961,887, or 264.6%, as compared to 2010. The increase in rental income was due to four operating leases that we entered into during 2011. The increase in finance income was primarily due to five finance leases and seven notes receivable that we entered into during 2011.  The decrease in income from investments in joint ventures is due to the exchange of our interests in two joint ventures for notes receivable.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Management fees	$1,943,217	$588,415	$1,354,802
Administrative expense reimbursements	5,241,199	4,778,359	462,840
General and administrative	3,393,938	997,243	2,396,695
Credit loss	620,000	-	620,000
Depreciation	14,185,603	3,467,107	10,718,496
Interest	9,128,786	587,210	8,541,576
Loss on derivative financial instruments	12,557,138	-	12,557,138
Total expenses	$47,069,881	$10,418,334	$36,651,547

Total expenses for 2011 increased $36,651,547, or 351.8%, as compared to 2010. The increase in loss on derivative financial instruments is due to the movement in interest rates related to the five new non-designated derivative financial instruments that we entered into during 2011. The increase in depreciation expense primarily relates to the equipment acquired pursuant to the four operating leases that we entered into during 2011. Interest expense increased as a result of the debt incurred on our transactions during 2011 and general and administrative expenses, management fees, and administrative expense reimbursements have increased due to the increase in the size of our investment portfolio.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $1,739,084, from net income of $78,514 in 2010 to a net loss of $1,660,570 in 2011. The decrease was primarily due to the net loss relating to the non-designated interest rate swap contracts in connection with Fund Twelve’s investment in the AET Vessels.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for 2011 and 2010 was $1,387,802 and $2,338,378, respectively. Net income attributable to us per weighted average Interest outstanding for 2011 and 2010 was $5.64 and $17.55, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $25,570,634, from $458,648,791 at December 31, 2011 to $433,078,157 at December 31, 2012. The decrease in total assets was primarily the result of depreciation of our leased equipment at cost and cash distributions paid to our partners, partially offset by the results of our operations during 2012.

Total Liabilities

Total liabilities decreased $17,763,024, from $244,772,159 at December 31, 2011 to $227,009,135 at December 31, 2012. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt, partially offset by the increased liability position of our derivative financial instruments in 2012.

Equity

Equity decreased $7,807,610, from $213,876,632 at December 31, 2011 to $206,069,022 at December 31, 2012. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income in 2012.

Liquidity and Capital Resources

Summary

At December 31, 2012 and 2011, we had cash and cash equivalents of $18,719,517 and $48,783,509, respectively. Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2012, the cash reserve was $1,288,235. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At December 31, 2012, we had $13,250,179 available under a revolving line of credit, pursuant to the borrowing base, to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

We have used the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere. We seek to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans), (b) generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

For the period from the Commencement of Operations through May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions. We admitted 7,010 limited partners. For the period from the Commencement of Operations through May 18, 2011, we paid sales commissions to third parties of $17,201,964 and dealer-manager fees to ICON Securities, LLC of $7,445,754. In addition, organizational and offering expenses of $2,926,110 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$30,382,955	$27,353,066	$6,226,933
Investing activities	(21,074,590)	(99,139,587)	(69,967,736)
Financing activities	(39,372,357)	56,253,024	100,983,485
Net (decrease) increase in cash and cash equivalents	$(30,063,992)	$(15,533,497)	$37,242,682

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

 Cash provided by operating activities increased $3,029,889, from $27,353,066 in 2011 to $30,382,955 in 2012. The increase was primarily due to increased finance and rental receipts on a larger base of investments, partially offset by an increase in interest paid on our non-recourse long-term debt during 2012.

Investing Activities

Cash used in investing activities decreased $78,064,997, from $99,139,587 in 2011 to $21,074,590 in 2012.  The decrease primarily resulted from the use of less cash to make new investments and our receipt of increased principal repayments on notes receivable during 2012 as compared to 2011.

Financing Activities

Cash provided by financing activities decreased $95,625,381, from a source of cash of $56,253,024 in 2011 to a use of cash of $39,372,357 in 2012.  The decrease was primarily due to reductions of financing cash inflows resulting from (i) the completion of our offering period on May 18, 2011, (ii) proceeds from non-recourse long-term debt during 2011 and (iii) the investment by a noncontrolling interest during 2011.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2012 of $200,660,283.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in our Senior Debt loan agreement restricts our ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. At December 31, 2012, $4,302,922 was classified as restricted cash. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to us. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June through December 31, 2012, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

Due to a change in the fair value of the Amazing and the Fantastic, we requested and received a waiver of certain financial covenants in connection with the non-recourse loan through March 31, 2013. In the event the default continues beyond the waiver period granted, we believe the lender will reserve, but not exercise, its rights under the loan agreement.

On December 21, 2012, we received a waiver of certain liquidity covenants in connection with the non-recourse long-term debt related to the Center through March 31, 2013. In the event the default continues beyond the waiver period granted, we believe the lender will reserve, but not exercise, its rights under the loan agreement.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2012, we had $13,250,179 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners in the amount of $20,706,372, $18,987,222 and $9,695,337 in 2012, 2011 and 2010, respectively.  We paid distributions to our General Partner in the amount of $209,155, $191,790 and $97,933 in 2012, 2011 and 2010, respectively. We paid distributions to our noncontrolling interests in the amount of $750,746, $6,046,713 and $291,932 in 2012, 2011 and 2010, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2012.

At December 31, 2012, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2012, our outstanding non-recourse long-term indebtedness was $200,660,283.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2012:

	Payments Due by Period
		Less Than	1 - 3	4 - 5
	Total	1 Year	Years	Years	Thereafter

Non-recourse debt	$200,660,283	$24,593,086	$53,593,037	$74,574,160	$47,900,000
Non-recourse interest	48,209,071	13,568,340	16,988,491	10,554,970	7,097,271
Other liabilities	9,000,000	-	-	9,000,000	-
	$257,869,354	$38,161,426	$70,581,528	$94,129,130	$54,997,271

 On September 27, 2010, our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte Ltd. (“SE”) for the purchase of a new build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At December 31, 2012 and 2011, we had restricted cash of $6,838,606 and $2,500,000, respectively.

Off-Balance Sheet Transactions

None.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable and fixed-rate non-recourse long-term debt. As of December 31, 2012, our principal balance on our fixed-rate notes receivable was $87,252,572. As of December 31, 2012, our fixed-rate non-recourse long-term debt was $56,045,283.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable and fixed-rate non-recourse long-term debt would warrant as of December 31, 2012 and are indicative of the interest rate environment as of December 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the carrying value of our fixed-rate notes receivable approximates fair value and the fair value of our fixed-rate non-recourse long-term debt is approximately $56,734,059 as of December 31, 2012.

We currently have eight outstanding notes payable, which are our non-recourse debt obligations. The interest rates for the non-recourse debt obligations are either fixed until September 2014, at which time they will be adjusted to the then current LIBOR rate plus a fixed margin, or variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these fixed positions since increases or decreases in interest rates have no effect on our interest payments since those amounts have been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2012 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2012. Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further. See Note 10 to our consolidated financial statements.

As of December 31, 2012, we had five interest rate swaps that are non-designated with an aggregate notional balance of $144,615,000 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively eliminate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.  A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $5,700,000 whereas a hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $4,951,000. As permitted by the accounting pronouncements, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 25, 2013

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Cash and cash equivalents	$18,719,517	$48,783,509
Restricted cash	6,838,606	2,500,000
Net investment in finance leases	140,272,169	145,974,532
Leased equipment at cost (less accumulated depreciation
of $28,994,563 and $18,302,163, respectively)	161,940,646	181,110,196
Net investment in notes receivable	90,285,675	70,406,783
Note receivable from joint venture	2,442,457	2,800,000
Investment in joint ventures	5,568,255	1,029,336
Other assets	7,010,832	6,044,435
Total assets	$433,078,157	$458,648,791
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$200,660,283	$221,045,626
Derivative financial instruments	11,395,234	10,663,428
Deferred revenue	3,396,115	3,245,739
Due to General Partner and affiliates, net	28,617	398,466
Accrued expenses and other liabilities	11,528,886	9,418,900
Total liabilities	227,009,135	244,772,159

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	194,412,829	202,492,816
General Partner	(359,514)	(277,944)
Total partners' equity	194,053,315	202,214,872
Noncontrolling interests	12,015,707	11,661,760
Total equity	206,069,022	213,876,632
Total liabilities and equity	$433,078,157	$458,648,791

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Revenue:
Finance income	$27,572,861	$19,785,844	$4,845,310
Rental income	31,089,039	25,458,743	5,434,204
(Loss) income from investment in joint ventures	(18,175)	1,353,427	2,413,711
Other income	99,019	199,099	142,001
Total revenue	58,742,744	46,797,113	12,835,226
Expenses:
Management fees	3,205,434	1,943,217	588,415
Administrative expense reimbursements	4,029,397	5,241,199	4,778,359
General and administrative	2,244,418	3,393,938	997,243
Credit loss	2,636,066	620,000	-
Depreciation	17,069,071	14,185,603	3,467,107
Interest	11,353,724	9,128,786	587,210
Loss on derivative financial instruments	4,478,985	12,557,138	-
Total expenses	45,017,095	47,069,881	10,418,334
Net income (loss)	13,725,649	(272,768)	2,416,892
Less: net income (loss) attributable to noncontrolling interests	967,193	(1,660,570)	78,514
Net income attributable to Fund Fourteen	$12,758,456	$1,387,802	$2,338,378

Net income attributable to Fund Fourteen allocable to:
Limited partners	$12,630,871	$1,373,924	$2,314,994
General Partner	127,585	13,878	23,384
	$12,758,456	$1,387,802	$2,338,378

Weighted average number of limited partnership interests outstanding	258,829	243,491	131,915
Net income attributable to Fund Fourteen per weighted average limited
partnership interest outstanding	$48.80	$5.64	$17.55

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership	Limited	General	Total Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2009	68,411	$58,640,528	$(25,478)	$58,615,050	$-	$58,615,050

Net income	-	2,314,994	23,384	2,338,378	78,514	2,416,892
Proceeds from sale of limited
partnership interests	124,363	123,673,315	-	123,673,315	-	123,673,315
Sales and offering expenses	-	(13,155,312)	-	(13,155,312)	-	(13,155,312)
Cash distributions	-	(9,695,337)	(97,933)	(9,793,270)	(291,932)	(10,085,202)
Investment by noncontrolling interests	-	(514)	(5)	(519)	1,000,519	1,000,000
Balance, December 31, 2010	192,774	161,777,674	(100,032)	161,677,642	787,101	162,464,743

Net income (loss)	-	1,373,924	13,878	1,387,802	(1,660,570)	(272,768)
Repurchase of limited partnership
interests	(65)	(53,498)	-	(53,498)	-	(53,498)
Proceeds from sale of limited
partnership interests	66,123	65,673,533	-	65,673,533	-	65,673,533
Sales and offering expenses	-	(7,291,595)	-	(7,291,595)	-	(7,291,595)
Cash distributions	-	(18,987,222)	(191,790)	(19,179,012)	(6,046,713)	(25,225,725)
Investment by noncontrolling interests	-	-	-	-	20,316,111	20,316,111
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(1,734,169)	(1,734,169)
Balance, December 31, 2011	258,832	202,492,816	(277,944)	202,214,872	11,661,760	213,876,632

Net income	-	12,630,871	127,585	12,758,456	967,193	13,725,649
Repurchase of limited partnership
interests	(5)	(4,486)		(4,486)	-	(4,486)
Cash distributions	-	(20,706,372)	(209,155)	(20,915,527)	(750,746)	(21,666,273)
Investment by noncontrolling interests	-	-	-	-	2,683,745	2,683,745
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(2,546,245)	(2,546,245)
Balance, December 31, 2012	258,827	$194,412,829	$(359,514)	$194,053,315	$12,015,707	$206,069,022

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$13,725,649	$(272,768)	$2,416,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income, net of costs and fees	(477,426)	840,302	296,186
Loss (income) from investment in joint ventures	18,175	(1,353,427)	(2,413,711)
Depreciation	17,069,071	14,185,603	3,467,107
Credit loss	2,636,066	620,000	-
Interest expense from amortization of debt financing costs	975,887	729,195	32,686
Interest expense, other	385,349	235,870	-
Other (income) loss	(17,544)	(10,577)	25,045
Loss on derivative financial instruments	731,806	10,619,755	-
Changes in operating assets and liabilities:
Restricted cash	(4,338,606)	(2,500,000)	-
Other assets, net	(1,879,630)	642,319	(2,587,763)
Accrued expenses and other liabilities	1,724,637	347,991	1,739,886
Deferred revenue	199,370	2,193,998	824,580
Due to General Partner and affiliates	(369,849)	(299,286)	12,314
Distributions from joint ventures	-	1,374,091	2,413,711
Net cash provided by operating activities	30,382,955	27,353,066	6,226,933
Cash flows from investing activities:
Proceeds from sale of equipment	2,043,031	-	-
Purchase of equipment	-	(79,564,939)	(39,468,973)
Principal received on finance leases	5,836,609	6,790,895	1,431,761
Investment in joint ventures	(4,797,315)	(1,050,000)	(214,418)
Distributions received from joint ventures in excess of profits	240,221	3,817,746	2,252,485
Investment in notes receivable	(64,095,652)	(33,157,413)	(36,372,471)
Principal received on notes receivable	39,698,516	6,824,124	1,053,880
Investment in joint ventures by noncontrolling interests	-	-	1,350,000
Investment in notes receivable from joint venture	-	(2,800,000)	-
Net cash used in investing activities	(21,074,590)	(99,139,587)	(69,967,736)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	22,000,000	-
Repayment of non-recourse long-term debt	(20,385,343)	(15,597,082)	(907,292)
Debt financing costs	-	(4,420,000)	-
Sale of limited partnership interests	-	65,673,533	123,673,315
Sales and offering expenses paid	-	(6,166,877)	(11,728,597)
Deferred charges	-	(273,438)	(968,739)
Investment by noncontrolling interests	2,683,745	20,316,111	1,000,000
Distributions to noncontrolling interests	(750,746)	(6,046,713)	(291,932)
Cash distributions to partners	(20,915,527)	(19,179,012)	(9,793,270)
Repurchase of limited partnership interests	(4,486)	(53,498)	-
Net cash (used in) provided by financing activities	(39,372,357)	56,253,024	100,983,485
Net (decrease) increase in cash and cash equivalents	(30,063,992)	(15,533,497)	37,242,682
Cash and cash equivalents, beginning of year	48,783,509	64,317,006	27,074,324
Cash and cash equivalents, end of year	$18,719,517	$48,783,509	$64,317,006

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,814,779	$9,888,212	$572,607
Supplemental disclosure of non-cash investing and financing activities:
Dealer-manager fees due to ICON Securities	$-	$-	$16,526
Organizational and offering expenses due to Investment Manager	$-	$-	$106,361
Organizational and offering expenses charged to equity	$-	$1,124,718	$1,410,189
Exchange of noncontrolling interest in investment in joint ventures for
notes receivable	$-	$10,450,296	$-
Exchange of net investment in finance lease for noncontrolling interest in
investment in joint venture	$-	$1,774,724	$-
Exchange of net investment in note receivable for noncontrolling interest in
investment in joint venture	$2,546,245	$-	$-
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$172,000,000	$43,550,000
Equipment purchased with subordinated financing provided by seller	$-	$9,000,000	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

The general partner of the Partnership is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”). The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the Capital Assets the Partnership invests in. The General Partner has engaged ICON Capital as an investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership is currently in its operating period, which commenced on May 19, 2011.  With the proceeds from the sale of limited partnership interests (“Interests”), the Partnership invested in a diverse pool of Capital Assets and established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of its Interests.  The initial capitalization of the Partnership was $1,001, which consisted of $1 from the General Partner and $1,000 from ICON Capital.  The Partnership offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.

The Partnership’s initial closing date was June 19, 2009 (the “Commencement of Operations”), the date at which the Partnership raised $1,200,000.  Upon the Commencement of Operations, the Partnership returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to May 18, 2011, the Partnership sold 258,897 Interests to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, the Partnership paid the following fees in connection with its offering of its Interests:  (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the Partnership’s offering (“ICON Securities”).  In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partners’ equity.

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

December 31, 2012

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

Net income (loss) attributable to the Partnership per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation. Restricted cash has been reclassified from other assets to restricted cash within the consolidated balance sheets. Credit loss has been reclassified from general and administrative expense to credit loss within the consolidated statements of operations.

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

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets.

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

December 31, 2012

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

December 31, 2012

For notes receivable, the Partnership  uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

Notes Receivable

Notes receivable are reported in the Partnership’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in the Partnership’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the Partnership’s consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership  periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership  believes recovery of the remaining unpaid receivable is probable.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership  estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership  records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the Partnership  periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership  believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s financing receivables, generally notes receivable and finance leases, are limited in number, the Partnership is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Initial Direct Costs

The Partnership  capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The Partnership  pays acquisition fees to the Investment Manager equal to 2.50% of the investment made in Capital Assets by or on behalf of the Partnership, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any (the “Purchase Price”).  These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

Derivative Financial Instruments

The Partnership  may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The Partnership  enters into these instruments only for hedging underlying exposures. The Partnership  does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the Partnership  believes that these are effective economic hedges.

The Partnership  recognizes all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Partnership  must document and assess at inception and on an ongoing basis, the Partnership  recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

The Partnership is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners  rather than the Partnership.  The Partnership is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The Partnership’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The Partnership did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2012	2011
Principal outstanding	$87,750,115	$66,014,815
Initial direct costs	7,291,683	6,607,532
Deferred fees	(1,816,123)	(1,595,564)
Credit loss reserve	(2,940,000)	(620,000)
Net investment in notes receivable	$90,285,675	$70,406,783

On March 3, 2010, the Partnership provided a senior term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”). The loan bore interest at 18% per year, was payable for a period of 48 months and was secured by point of sale equipment. On December 23, 2010, the payment obligations were restructured and the term was extended through July 15, 2014. As of December 31, 2011, the Partnership recorded a credit loss reserve of $620,000. During 2012, the Partnership reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on the Partnership’s consolidated statements of operations. On May 2, 2012, NL III satisfied its obligations in connection with the senior term loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was removed.

On June 30, 2010, the Partnership made a $14,400,000 second priority term loan to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”).  The loan was funded between July and September of 2010 and the proceeds were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron. The loan bears interest at 15.25% per year and is for a period of six years maturing between July and September 2016.  The loan is secured by the vessels.

On September 1, 2010, the Partnership made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC in the amount of $4,800,000. The loan bears interest at 13% per year and is for a period of 48 months.  The note is secured by metal cladding and production equipment.

On September 24, 2010, the Partnership made a term loan to Northern Crane Services, Inc. in the amount of $5,250,000.  The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligation in connection with the term loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000.

On July 26, 2011, the Partnership made a term loan in the amount of $9,465,000 to Western Drilling Inc. and Western Landholdings, LLC. The loan bears interest at 14% per year, matures on September 1, 2016 and is secured by, among other collateral, oil and gas drilling rigs and a mortgage over real property. On December 21, 2012, the November 1, 2012 payment was extended to December 1, 2012 and the January 1, 2013 through April 1, 2013 payments were modified to become interest-only payments.

On December 22, 2011, a joint venture owned 75% by the Partnership and 25% by ICON Leasing Fund Twelve, LLC, an entity also managed by the Investment Manager (“Fund Twelve”), made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a new condensate splitter and aromatics complex.

On February 3, 2012, the Partnership made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by all of Revstone’s assets, including a mortgage on real property. In addition, the Partnership agreed to make

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

a secured capital expenditure loan (the “CapEx Loan”). Between April and October 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan. The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000.

On February 29, 2012, the Partnership made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During 2012, Kanza repaid approximately $3,787,000 of principal, reducing the outstanding balance of the loan at December 31, 2012 to approximately $773,000. Finance income recognized on the loan prior to taking the credit loss reserve was approximately $145,000 for the year ended December 31, 2012. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss. However, the net carrying amount of the loan will at no time exceed the recorded investment in the loan at the time it was deemed impaired.

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

On July 24, 2012, the Partnership made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, a joint venture with ICON ECI Fund Fifteen, L.P., an entity managed by the Investment Manager (“Fund Fifteen”), made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”). The loan bears interest at 12% per year and is for a period of 60 months. The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory.  As of September 10, 2012, the Partnership had 100% ownership of the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen had the right to contribute capital on or prior to the six month anniversary of the date the joint venture funded the loan. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, which the joint venture then distributed to the Partnership. After the distribution, the Partnership’s and Fund Fifteen’s ownership interests in the joint venture were 80% and 20%, respectively. Immediately thereafter, the Partnership exchanged its 80% ownership interest in the joint venture for its proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On November 28, 2012, the Partnership made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”). The loan bears interest at 13.5% per year and is for a period of 48 months. The loan is secured by, among other things, a first priority security interest on all the existing

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings. In addition, the Partnership acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings.

On December 17, 2012, the Partnership made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. The loan bears interest at one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and is for a period of 48 months. The loan is secured by, among other things, Platinum’s existing and thereafter acquired assets. The assets include heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing.

(4)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
Minimum rents receivable	$188,100,132	$208,864,991
Estimated residual values	2,859,529	2,859,529
Initial direct costs	2,538,602	3,240,012
Unearned income	(53,226,094)	(68,990,000)
Net investment in finance leases	$140,272,169	$145,974,532

Telecommunications Equipment

On February 25, 2010, the Partnership purchased telecommunications equipment for approximately $4,300,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. for a period of 36 months.

On February 28, 2011, the Partnership purchased telecommunications equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing for a period of 36 months.

On June 9, 2011, the Partnership, through a joint venture with Fund Fifteen, purchased telecommunications equipment for approximately $6,359,000 and simultaneously leased the equipment to Global Crossing for a period of 36 months.  As of June 9, 2011, the Partnership had 100% ownership of the joint venture.  Pursuant to the terms of the joint venture, Fund Fifteen could contribute capital on or prior to the six month anniversary of the date the joint venture acquired the equipment.  On August 11, 2011, Fund Fifteen contributed capital of approximately $1,836,000 to the joint venture, inclusive of acquisition fees, after which the Partnership’s and Fund Fifteen’s ownership interests in the joint venture were approximately 70.8% and 29.2%, respectively. On October 20, 2011, the Partnership exchanged its 70.8% ownership interest in the joint venture for a proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, the Partnership purchased two supermax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”) for $67,000,000.  Simultaneously with these acquisitions, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On June 21, 2011, the Partnership purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-interest-bearing seller’s credit, and simultaneously bareboat chartered the tanker to Center Navigation Ltd., a wholly-owned

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

subsidiary of Geden, for a period of five years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2012:

Years Ending December 31,
2013	$25,116,346
2014	18,535,786
2015	17,155,000
2016	76,922,000
2017	50,371,000
$188,100,132

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
Packaging equipment	$6,535,061	$6,535,061
Telecommunications equipment	-	7,644,928
Motor coaches	9,795,148	10,627,370
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	190,935,209	199,412,359
Less: accumulated depreciation	28,994,563	18,302,163
Leased equipment at cost, less accumulated depreciation	$161,940,646	$181,110,196

Depreciation expense was $17,069,071, $14,185,603 and $3,467,107 for the years ended December 31, 2012, 2011 and 2010, respectively.

Packaging Equipment

On July 31, 2009, the Partnership purchased a 3-layer blown film extrusion line from Exopack, LLC for approximately $2,713,000, which was simultaneously leased back to Exopack for a period of 60 months.  On September 30, 2009, the Partnership purchased an eight color flexographic printing press from Exopack for approximately $3,662,000, which was simultaneously leased back to Exopack for a period of 60 months.

Telecommunications Equipment

On September 30, 2009 the Partnership purchased telecommunications equipment for approximately $5,323,000, which was simultaneously leased to Global Crossing for a period of 36 months.  On November 12, 2009, the Partnership purchased additional telecommunications equipment for approximately $2,136,000 and simultaneously leased the equipment to Global Crossing for 36 months. On April 1, 2010, the Partnership sold a 9.084% noncontrolling interest in the entity holding these leases to a third party, Hardwood Partners, LLC (“Hardwood”), for $1,000,000, after which the Partnership’s controlling interest in was reduced to 90.916%.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

On September 30, 2012, November 30, 2012 and February 28, 2013, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,065,000, $427,000 and $642,000, respectively. No gain or loss was recorded as a result of the transactions.

Motor Coaches

On March 9, 2010, the Partnership purchased 11 2010 MCI J4500 motor coach buses for approximately $4,500,000 and simultaneously leased the buses to Dillon's Bus Service, Inc. (“DBS”).  On May 13, 2010, 15 additional motor coach buses were purchased for approximately $5,900,000 and simultaneously leased to Lakefront Lines, Inc. (“Lakefront”).  The leases are for a period of 60 months and the base term commenced on June 1, 2010.

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

Marine Vessels

On March 29, 2011, the Partnership and Fund Twelve entered into a joint venture, owned 75% by the Partnership and 25% by Fund Twelve, for the purpose of acquiring two aframax tankers and two Very Large Crude Carriers (the “VLCCs” and collectively with the aframax tankers, the “AET Vessels”). The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$27,915,951
2014	22,054,926
2015	18,997,424
2016	19,010,144
2017	18,751,854
Thereafter	59,664,990
$166,395,289

(6)       Investment in Joint Ventures

Between June 26, 2009 and August 17, 2009, a joint venture between the Partnership and Fund Twelve purchased eight natural gas compressors for approximately $11,298,000, which were simultaneously leased to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule is for a period of 48 months and expires on August 31, 2013.  As of September 30, 2009, the Partnership contributed approximately $5,084,000 to the joint venture, after which the Partnership’s and Fund Twelve’s ownership interests were 45% and 55%, respectively.

On June 29, 2009, a joint venture between the Partnership and Fund Twelve made secured term loans to ARAM Rentals Corporation and ARAM Seismic Rentals Inc. (collectively, the “ARAM Borrowers”), in the amount of $12,500,000.  On July 20, 2009, the joint venture funded the second tranche of the loans in the amount of $7,500,000. The notes bear interest at 15% per year and are for a period of 60 months beginning on August 1, 2009.  As of December 31, 2009, the Partnership contributed $9,000,000 to the joint venture, after which the Partnership’s and Fund Twelve’s ownership interests in the joint venture were 45% and 55%, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

On December 23, 2009, a joint venture owned 45% by the Partnership and 55% by Fund Twelve made a second priority secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000).  The secured term loan bore interest at 20% per year and was for a period of 33 months.

On April 1, 2010, the Partnership and Fund Twelve (each a “Seller” and together, the “Sellers”) sold ownership interests to Hardwood in their joint ventures with leases to APMC, loans to the ARAM Borrowers and a loan to Quattro Plant. Hardwood paid $1,000,000 for each of these three investments. The ownership interest in each of the three entities provided by each Seller to Hardwood was proportionate to the Sellers’ ownership percentages immediately prior to the sale. The Partnership received aggregate proceeds of $1,350,000 and recorded an aggregate loss on sale of approximately $25,000.

Immediately following the sale, the resulting ownership interests were as follows:

	Partnership	Fund Twelve	Hardwood	Total
APMC	40.533%	49.540%	9.927%	100%
ARAM Borrowers	42.616%	52.087%	5.297%	100%
Quattro Plant	40.195%	49.127%	10.678%	100%

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

Effective January 1, 2011, the Partnership exchanged its 42.616% ownership interest in the joint venture that made loans to the ARAM Borrowers for a proportionate share of the notes receivable. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.

Effective January 1, 2011, the Partnership exchanged its 40.195% ownership interest in the joint venture that made a loan to Quattro Plant for an assignment of its proportionate share of the future cash flows of the loan receivable. No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was terminated.  On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligations in connection with its term loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On July 15, 2011, the joint venture with leases to APMC amended the master lease agreement with APMC. As a result, the joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture entered into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000. Wells Fargo received a first priority security interest in the gas compressors, among other collateral.   The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013. On September 29, 2011, the Partnership received a distribution of approximately $4,300,000 from the joint venture, which included the return of the Partnership’s capital. In connection with the distribution, the Partnership reduced its investment in the joint venture to zero and recorded approximately $949,000 of additional income from investment in joint ventures.

On December 19, 2011, the Partnership, through a joint venture owned 60% by Fund Fifteen and 40% by the Partnership, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel's delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2012, the joint venture has recorded notes payable to Fund Fifteen and the Partnership in the amounts of $3,663,686 and $2,442,457, respectively.  The notes bear interest at 17% per year and mature on June 4, 2019.  The note payable to the Partnership is presented as note receivable from joint venture on the Partnership’s consolidated balance sheets.

On December 20, 2012, the Partnership, through a joint venture owned 20% by the Partnership and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. The Partnership’s contribution to the joint venture was approximately $4,680,000.

(7)       Non-Recourse Long-Term Debt

The Partnership had $200,660,283 and $221,045,626 of non-recourse long-term debt at December 31, 2012 and 2011, respectively.

On October 1, 2010, the Partnership borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and bears interest at LIBOR plus 3.85% and was fixed at a rate of 4.9825% for the first four years. Thereafter, the interest rate will be fixed again at LIBOR plus 3.85% on September 29, 2014. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. The Partnership paid and capitalized approximately $653,000 in debt financing costs.  Due to a change in the fair value of the Amazing and Fantastic, the Partnership requested and received a waiver of certain financial covenants in connection with this debt through March 31, 2013.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

On March 29, 2011, the Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender has a security interest in the AET Vessels.

On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels.  The loan bears interest at 12%, is for a period of 60 months and, at the joint venture’s option, may be extended for an additional 12 months. The loan is secured by an interest in the equity of the joint venture.

On April 20, 2012, the joint venture was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charter of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  As of December 31, 2012, $4,302,922 was classified as restricted cash. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make required Sub Debt loan payments from June to December 31, 2012, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On June 21, 2011, the Partnership borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan is secured by the crude oil tanker.  On December 21, 2012, the Partnership received a waiver of certain liquidity covenants in connection with this debt through March 31, 2013.

As of December 31, 2012 and 2011, the Partnership had capitalized net debt financing costs of $3,335,481 and $4,311,368, respectively. For the years ended December 31, 2012, 2011 and 2010, the Partnership recognized additional interest expense of $975,887, $729,195 and $32,686, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2012:

Years Ending December 31,
2013	$24,593,086
2014	37,823,869
2015	15,769,168
2016	43,599,168
2017	30,974,992
Thereafter	47,900,000
$200,660,283

(8)       Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At December 31, 2012, the Partnership had $13,250,179 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, the Partnership was in compliance with all covenants related to the Facility.

(9)       Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties.  ICON Securities is entitled to receive a 3% dealer-manager fee from the gross proceeds from sales of the Partnership’s Interests.

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

The Partnership paid distributions to the General Partner of $209,155, $191,790 and $97,933 for the years ended December 31, 2012, 2011 and 2010, respectively.  The General Partner’s interest in the Partnership’s net income for the years ended December 31, 2012 and 2011 and 2010 was $127,585, $13,878 and $23,384, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

			Years Ended December 31,
Entity	Capacity	Description	2012	2011	2010
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$273,438	$1,075,100
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	-	1,877,234	3,542,132
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	3,951,374	9,030,609	5,923,983
ICON Capital, LLC	Investment Manager	Management fees (4)	3,205,434	1,943,217	588,415
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	4,029,397	5,241,199	4,778,359
			$11,186,205	$18,365,697	$15,907,989

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

At December 31, 2012 and 2011, the Partnership had a net payable of $28,617 and $398,466, respectively, due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At December 31, 2012 and 2011, the Partnership had a note receivable from a joint venture of $2,442,457 and $2,800,000, respectively, and accrued interest of $28,394 and $17,189, respectively (see Note 6). The accrued interest is included in other assets on the consolidated balance sheets.  For the years ended December 31, 2012 and 2011, interest income relating to the note receivable from the joint venture of $404,530 and $17,189, respectively, was recognized and included in finance income on the consolidated statements of operations.

(10)       Derivative Financial Instruments

The Partnership may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on its non-recourse long-term debt. The Partnership enters into these instruments only for hedging underlying exposures. The Partnership does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the Partnership believes that these are effective economic hedges.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

Non-designated Derivatives

As of December 31, 2012 and 2011, the Partnership had five interest rate swaps that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $144,615,000 and $161,455,000, respectively. These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

            The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of December 31, 2012 and 2011:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2012	2011		2012	2011
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps		$-	$-	Derivative financial instruments	$11,395,234	$10,663,428

Warrants	Other assets	$53,156	$-		$-	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2012 and 2011 of $4,478,985 and $12,557,138, respectively, related to interest rate swaps.  No gain or loss was generated relating to warrants for the year ended December 31, 2012.

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

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $11,395,234 and $10,663,428, respectively. Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that the Partnership would be required to settle its obligations under the derivative contracts as of December 31, 2012 and 2011, the termination value would be $12,202,772 and $11,575,725, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

The following table summarizes the valuation of the Partnership’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Derivative financial instruments	$-	$11,395,234	$-	$11,395,234

The following table summarizes the valuation of the Partnership’s material financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$-	$10,663,428	$-	$10,663,428

The Partnership’s derivative financial instruments, including warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative financial instruments and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative financial instruments.  The Partnership utilizes a model that incorporates common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps are modeled by incorporating such factors as the term to maturity, Treasury curve, LIBOR rates, and the payment rates on the fixed portion of the interest rate swaps. Thereafter, the Partnership compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The estimated fair value of the Partnership’s warrants at December 31, 2012 was based on a public comparable analysis.  The significant unobservable inputs used in the fair value measurement of the Partnership’s warrants at December 31, 2012 included the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x.  Increases or decreases of these inputs would result in a lower or higher fair value measurement.  The fair value of the warrants was recorded in other assets and the fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of December 31, 2012:

	Carrying Value at	Fair Value at Impairment Date			Credit loss for the Year
	December 31, 2012	Level 1	Level 2	Level 3	Ended December 31, 2012

Net investment in note receivable	$773,031	$-	$-	$4,560,000	$2,976,066

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

Fair value information with respect to certain of the Partnership’s assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable, fixed rate non-recourse long term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 10% and 15.5% per year. Principal outstanding on fixed rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 4.6% and 14% per year.

	December 31, 2012
		Fair Value
	Carrying Amount	(Level 3)
Principal outstanding on fixed rate notes receivable	$87,252,572	$87,437,738

Principal outstanding on fixed rate non-recourse long term debt	$56,045,283	$56,734,059

Other liabilities	$7,482,785	$7,699,162

(12)       Concentrations of Risk

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers, or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

For the year ended December 31, 2012, the Partnership had two lessees that accounted for 66.8% of the Partnership’s rental and finance income.

For the year ended December 31, 2011, the Partnership had two lessees that accounted for 66.9% of the Partnership’s rental and finance income.

For the year ended December 31, 2010, the Partnership had four lessees and one borrower that accounted for 88.3% of the Partnership’s rental and finance income.

As of December 31, 2012 and 2011, equipment on lease to two lessees accounted for approximately 65.2% and 64.7% of total assets, respectively.

As of December 31, 2012 and 2011, the Partnership had two lenders that accounted for 88.5% and 90.3% of total liabilities, respectively.

(13)       Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$8,799,166	$258,788	$2,569,034	$15,945,873	$27,572,861
Rental income	$5,415,319	$-	$-	$25,673,720	$31,089,039
Loss from investment in joint ventures	$	$-	$-	$(18,175)	$(18,175)

	At December 31, 2012
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$8,406,244	$-	$-	$131,865,925	$140,272,169
Leased equipment at cost	$11,431,905	$-	$-	$150,508,741	$161,940,646
Net investment in notes receivable	$50,200,480	$-	$24,854,107	$15,231,088	$90,285,675
Note receivable from joint venture	$-	$-	$-	$2,442,457	$2,442,457
Investment in joint ventures	$-	$-	$-	$5,568,255	$5,568,255

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

	Year Ended December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$5,984,920	$617,278	$373,378	$12,810,268	$19,785,844
Rental income	$5,989,688	$-	$-	$19,469,055	$25,458,743
Income from investment in joint ventures	$1,353,427	$-	$-	$-	$1,353,427

	At December 31, 2011
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$13,298,467	$-	$-	$132,676,065	$145,974,532
Leased equipment at cost	$16,897,421	$-	$-	$164,212,775	$181,110,196
Net investment in notes receivable	$29,023,971	$2,291,360	$23,630,939	$15,460,513	$70,406,783
Note receivable from joint venture	$-	$-	$-	$2,800,000	$2,800,000
Investment in joint ventures	$-	$-	$-	$1,029,336	$1,029,336

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2010
	North
	America	Europe	Vessels (a)	Total
Revenue:
Finance income	$2,187,649	$-	$2,657,661	$4,845,310
Rental income	$5,434,204	$-	$-	$5,434,204
Income from investment in joint ventures	$1,775,660	$638,051	$-	$2,413,711

(a) Vessels are generally free to trade worldwide.

(14)       Commitments and Contingencies

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

On September 27, 2010, the Partnership’s wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte Ltd. (“SE”) for the purchase of a new build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. At December 31, 2012 and 2011, the Partnership had restricted cash of $6,838,606 and $2,500,000, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(15)       Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2012				December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue	$14,630,438	$14,469,354	$14,721,820	$14,921,132	$58,742,744

Net income (loss)	$5,692,294	$(1,588,257)	$4,405,449	$5,216,163	$13,725,649

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$5,216,010	$(1,470,169)	$4,171,450	$4,713,580	$12,630,871

Weighted average number of limited
partnership interests outstanding	258,832	258,831	258,827	258,827	258,829

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$20.15	$(5.68)	$16.12	$18.21	$48.80

	(unaudited)				Year ended
	Quarters Ended in 2011				December 31,
	March 31,	June 30,	September 30,	December 31,	2011

Total revenue	$5,657,526	$12,241,643	$14,783,503	$14,114,441	$46,797,113

Net income (loss)	$2,109,370	$(2,709,883)	$(1,700,484)	$2,028,229	$(272,768)

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$2,047,677	$(1,832,459)	$(626,627)	$1,785,333	$1,373,924

Weighted average number of limited
partnership interests outstanding	208,471	247,140	258,832	258,832	243,491

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$9.82	$(7.41)	$(2.42)	$6.90	$5.64

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

	(unaudited)				Year ended
	Quarters Ended in 2010				December 31,
	March 31,	June 30,	September 30,	December 31,	2010

Total revenue	$1,951,274	$2,629,183	$2,929,667	$5,325,102	$12,835,226

Net income (loss)	$10,541	$(310,687)	$547,389	$2,169,649	$2,416,892

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$10,436	$(334,043)	$515,885	$2,122,716	$2,314,994

Weighted average number of limited
partnership interests outstanding	84,756	117,468	147,266	176,986	131,915

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$0.12	$(2.84)	$3.50	$11.99	$17.55

(16)       Income Tax Reconciliation (unaudited)

At December 31, 2012 and 2011, the partners’ equity included in the consolidated financial statements totaled $194,053,315 and $202,214,872, respectively. The partners’ capital for federal income tax purposes at December 31, 2012 and 2011 totaled $215,700,168 and $214,601,490, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to the Partnership for financial statement reporting purposes to the net income (loss) attributable to the Partnership for federal income tax purposes:

	Years Ended December 31,
	2012	2011	2010
Net income attributable to Fund Fourteen per consolidated financial statements	$12,758,456	$1,387,802	$2,338,378
Rental income	1,850,848	(28,528)	2,134,479
Depreciation and amortization	5,293,701	(288,385)	(7,546,470)
Tax (loss) gain from consolidated joint venture	(1,228,640)	16,694,669	877,362
Credit loss	2,976,066	620,000
Other	421,413	1,477,312	10,832
Net income (loss) attributable to Fund Fourteen for federal income tax purposes	$22,071,844	$19,862,870	$(2,185,419)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(17)       Subsequent Events

On February 15, 2013, the Partnership, through a joint venture owned 38% by the Partnership, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P., purchased onshore oil field services equipment for approximately $11,804,000. The equipment is subject to a 45 month lease with Go Frac, LLC that expires on November 30, 2016. The Partnership’s contribution to the joint venture was approximately $4,598,000.

On March 1, 2013, the Partnership made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”). The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in and lien on Heniff’s tractors, stainless steel tank trailers and related equipment and a second lien on Heniff’s other assets.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2012
Credit loss reserve	$620,000	$2,940,000	$-	$620,000	(a)	$2,940,000

Year Ended December 31, 2011
Credit loss reserve	$-	$620,000	$-	$-		$620,000

Year Ended December 31, 2010
Credit loss reserve	$-	$-	$-	$-		$-

(a) Represents reversal of credit loss reserve due to change in estimate and removal due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our General Partner believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company in August 2008 to act as our general partner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital, LLC, our Investment Manager.

Name	Age	Title
Michael A. Reisner	42	Co-Chief Executive Officer, Co-President and Director
Mark Gatto	40	Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	42	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director
Harry Giovani	38	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

David J. Verlizzo, Senior Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Investment Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Investment Manager.  Our Investment Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2012	2011	2010
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$273,438	$1,075,100
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	-	1,877,234	3,542,132
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	3,951,374	9,030,609	5,923,983
ICON Capital, LLC	Investment Manager	Management fees (4)	3,205,434	1,943,217	588,415
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	4,029,397	5,241,199	4,778,359
			$11,186,205	$18,365,697	$15,907,989

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid distributions to our General Partner of $209,155, $191,790 and $97,933 for the years ended December 31, 2012, 2011 and 2010, respectively.  Our General Partner’s interest in our net income was $127,585, $13,878 and $23,384 for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)     We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 20, 2013, no directors or officers of our General Partner own any of our equity securities.

(c)     Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which    may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 6 and 9 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$441,750	$415,100
Tax fees	206,448	45,623
	$648,198	$460,723

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

10.2  Commercial Loan Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.3  Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

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

101.INS*   XBRL Instance Document.

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*  XBRLTaxonomy Extension Presentation Linkbase Document.

(b)             1.  Financial Statements of ICON Atlas, LLC

(c)             1.  Financial Statements of ICON ION, LLC

(d)             1.  Financial Statements of ICON Quattro, LLC

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

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Report of Independent Registered Public Accounting Firm

The Members
ICON Atlas, LLC

We have audited the accompanying balance sheet of ICON Atlas, LLC (the “Company”) as of December 31, 2011, and the related statements of operations, changes in members’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Atlas, LLC at December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 29, 2012

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$711	$26,545
Current portion of net investment in finance leases	7,093,864	707,772
Due from affiliates	-	22,592
Total current assets	7,094,575	756,909
Non-current assets:
Net investment in finance leases, less current portion	-	7,205,369
Other non-current assets	27,456	77,302
Total non-current assets	27,456	7,282,671
Total assets	$7,122,031	$8,039,580

Liabilities and Members’ Deficit
Current liabilities:
Current portion of non-recourse long-term debt	$7,901,686	$1,883,868
Accrued expenses	-	34,110
Total current liabilities	7,901,686	1,917,978
Non-current liabilities:
Non-recourse long-term debt, less current portion	-	8,076,460
Total non-current liabilities	-	8,076,460
Total liabilities	7,901,686	9,994,438

Members’ deficit:
Total members’ deficit	(779,655)	(1,954,858)
Total liabilities and members’ deficit	$7,122,031	$8,039,580

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(unaudited)
Revenue:
Finance income	$1,607,533	$825,880	$-
Rental income	-	1,321,491	2,455,820
Total revenue	1,607,533	2,147,371	2,455,820
Expenses:
General and administrative	38,419	32,308	2,116
Interest	418,106	160,255	-
Depreciation	-	500,646	933,765
Total expenses	456,525	693,209	935,881
Net income	$1,151,008	$1,454,162	$1,519,939

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity (Deficit)

Members’ Equity (Deficit)

Balance, December 31, 2009 (unaudited)	$10,299,264

Net income	1,519,939
Cash distributions to members	(2,424,342)

Balance, December 31, 2010	9,394,861

Net income	1,454,162
Cash distributions to members	(12,803,881)

Balance, December 31, 2011	(1,954,858)

Net income (unaudited)	1,151,008
Cash contributions from members (unaudited)	24,195

Balance, December 31, 2012 (unaudited)	$(779,655)

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$1,151,008	$1,454,162	$1,519,939
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Finance income paid directly to lender by lessee	(1,607,533)	(328,133)	-
Depreciation	-	500,646	933,765
Interest expense on non-recourse financing paid
directly to lenders by lessees	368,168	141,146	-
Interest expense from amortization of debt financing costs	49,846	19,109	-
Changes in operating assets and liabilities:
Due from affiliates	22,592	(2,285)	(3,890)
Deferred revenue	-	(496,882)	173,225
Accrued expenses	(34,110)	4,800	(11,603)
Net cash (used in) provided by operating activities	(50,029)	1,292,563	2,611,436
Cash flows from investing activities:
Principal repayment on net investment in finance leases	-	795,470	-
Net cash provided by investing activities	-	795,470	-
Cash flows from financing activities:
Payments of loan origination fees	-	(96,409)	-
Proceeds from non-recourse long-term debt	-	10,628,119	-
Contributions from members	24,195	-	-
Distributions to members	-	(12,803,881)	(2,424,342)
Net cash provided by (used in) financing activities	24,195	(2,272,171)	(2,424,342)
Net (decrease) increase in cash	(25,834)	(184,138)	187,094
Cash, beginning of year	26,545	210,683	23,589
Cash, end of year	$711	$26,545	$210,683

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lender by lessee	$2,426,812	$808,937	$-

Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$-	$9,781,065	$-

Reclassification of deferred revenue to net investment in finance lease	$-	$777,945	$-

See accompanying notes to financial statements.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited with respect to the year ended December 31, 2012)

(1)           Organization

ICON Atlas, LLC (the “LLC”) was formed on June 1, 2009 as a Delaware limited liability company for the purpose of investing in eight new Ariel natural gas compressors from AG Equipment Co. (“AG”).  The LLC was originally formed as a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses.

On April 1, 2010, the LLC’s Members sold to Hardwood Partners, LLC a 9.927% nonvoting, noncontrolling interest in the LLC.  As a result, Fund Twelve’s and Fund Fourteen’s economic interest in the LLC was reduced to 49.540% and 40.533%, respectively.

ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., is Fund Twelve’s manager and Fund Fourteen’s investment manager (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions that the LLC entered into, pursuant to the terms of the respective limited partnership or limited liability company agreement of each of the LLC’s Members.

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

Depreciation

The LLC records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the LLC first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight line basis over the lease term.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the LLC’s statement of operations in the period the determination is made.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited with respect to the year ended December 31, 2012)

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the cash received and the income recognized on a straight-line basis.

Credit Quality of Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the LLC’s finance leases are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each direct finance lease as opposed to using portfolio based metrics and credit loss reserve. Finance leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a finance lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the finance lease should be restructured. Material events would be specifically disclosed in the discussion of each finance lease held.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays 3% and 2.5% of the purchase price for Fund Twelve and Fund Fourteen’s portion, respectively, of the investment made by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases in the LLC’s statements of operations. Costs related to leases or other financing transactions are expensed as an acquisition expense in the LLC’s statements of operations.

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

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited with respect to the year ended December 31, 2012)

(3)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
Minimum rents receivable	$8,106,703	$10,533,513
Initial direct costs	40,875	100,759
Unearned income	(1,053,714)	(2,721,131)
Net investment in finance leases	7,093,864	7,913,141
Less: current portion of net investment in finance leases	7,093,864	707,772
Net investment in finance leases, less current portion	$-	$7,205,369

On July 15, 2011, the LLC amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”) requiring APMC to purchase the gas compressors upon lease termination. The LLC received an amendment fee of $500,000 and the lease was reclassified from an operating lease to a direct finance lease. For the period from January 1, 2011 through July 15, 2011, the LLC recorded $500,646 of depreciation expense. For the year ended December 31, 2010, depreciation expense was $933,765.

Non-cancelable minimum annual amounts receivable on investment in finance leases over the next year were as follows at December 31, 2012:

Year Ending December 31,

2013	$8,106,703

(4)       Non-Recourse Long-Term Debt

On September 14, 2011, the LLC entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,000. Wells Fargo received a first priority security interest in the leased equipment, among other collateral. The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

As of December 31, 2012 and 2011, the LLC had capitalized net debt financing costs of $27,456 and $77,302, respectively. For the years ended December 31, 2012 and 2011, the LLC recognized interest expense from amortization of debt financing costs of $49,846 and $19,109, respectively.

The aggregate maturity of non-recourse long-term debt over the next year were as follows at December 31, 2012:

Year Ending December 31,

2013	$7,901,686

(5)       Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2012

(unaudited with respect to the year ended December 31, 2012)

(6)       Fair Value Measurements

The estimated fair value of the LLC’s fixed rate non-recourse debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate non-recourse debt was discounted at a rate of 4.6% per year.

	December 31, 2012
	Carrying Value	Fair Value
		(Level 3)
Principal outstanding on fixed rate non-recourse long-term debt	$7,901,686	$7,908,862

(7)       Concentration of Risk

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

For the years ended December 31, 2012, 2011 and 2010, the LLC had one lessee that accounted for 100% of total finance and rental income.

As of December 31, 2012 and 2011, the LLC had one lessee that accounted for 99.6% and 98.4% of total assets, respectively.

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

/s/ ERNST & YOUNG LLP

New York, New York

March 31, 2011

ICON ION, LLC
(A Delaware Limited Liability Company)
Balance Sheet

December 31, 2010
Assets
Current assets:
Cash	$14,123
Interest receivable	285,268
Current portion of notes receivable	3,542,378
Other current assets	61,342
Total current assets	3,903,111
Non-current assets:
Notes receivable, less current portion	12,485,562
Other non-current assets, net	298,425
Total non-current assets	12,783,987
Total assets	$16,687,098
Liabilities and Members’ Equity
Current liabilities
Deferred revenue	$161,311
Due to affiliates	36,986
Other current liabilities	172,720
Total current liabilities	371,017
Total liabilities	371,017

Commitments and contingencies

Members’ equity:
Total members' equity	16,316,081
Total liabilities and members’ equity	$16,687,098

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statement of Operations

Year Ended
December 31, 2010
Revenue:
Interest income - notes receivable	$2,829,132
Total revenue	2,829,132
Expenses:
General and administrative	185,040
Amortization	166,092
Total expenses	351,132
Net income	$2,478,000

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2009	$19,596,866
Net income	2,478,000
Cash distributions to members	(5,758,785)
Balance, December 31, 2010	16,316,081
Non-cash distribution of net assets (unaudited)	(16,316,081)
Balance, December 31, 2011 (unaudited)	$-

See accompanying notes to financial statements.

ICON ION, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

Year Ended
December 31, 2010
Cash flows from operating activities:
Net income	$2,478,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	166,092
Changes in operating assets and liabilities:
Interest receivable	18,442
Other current assets	(61,342)
Deferred revenue	(89,779)
Other current liabilities	172,720
Net cash provided by operating activities	2,684,133
Cash flows from investing activities:
Proceeds received from repayment of term loans	3,051,789
Net cash provided by investing activities	3,051,789
Cash flows from financing activities:
Cash distributions to members	(5,758,785)
Net cash used in financing activities	(5,758,785)
Net decrease in cash	(22,863)
Cash, beginning of year	36,986
Cash, end of year	$14,123

See accompanying notes to financial statements.

ICON ION, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2010

(1)                 Organization

ICON ION, LLC (the “LLC”) was formed on June 29, 2009 as a Delaware limited liability company for the purpose of making secured term loans (the “ION Loans”) in the aggregate amount of $20,000,000 to ARAM Rentals Corporation, a Canadian bankruptcy remote Nova Scotia unlimited liability company (“ARC”), and ARAM Seismic Rentals Inc., a U.S. bankruptcy remote Texas corporation (“ASR,” together with ARC, collectively referred to as the “ARAM Borrowers”). The LLC was formed as a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of making secured term loans.

On April 1, 2010, the LLC’s Members sold to Hardwood Partners, LLC a 5.297% noncontrolling interest in the LLC. As a result, Fund Twelve’s and Fund Fourteen’s interest in the LLC was reduced to 52.087% and 42.616%, respectively.

ICON Capital Corp., a Delaware corporation, is Fund Twelve’s manager and Fund Fourteen’s investment manager (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions that the LLC entered into, pursuant to the terms of the respective limited partnership or limited liability company agreement of each of the LLC’s Members.

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

Market risk reflects the risk that material events will change the borrower’s business and its ability to pay. The LLC believes that the carrying value of its notes receivable is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

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

	December 31, 2010
	Carrying	Fair Value
	Amount	(Level 3)
Fixed rate notes receivable	$16,027,940	$16,263,679

(7)           Concentrations of Risk

For the year ended December 31, 2010, the LLC had two affiliated borrowers that accounted for 100% of interest income.

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

/s/ ERNST & YOUNG LLP

New York, New York

March 31, 2011

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Balance Sheet

December 31, 2010
Assets
Current assets:
Interest receivable	$130,324
Current portion of note receivable	3,237,110
Total current assets	3,367,434
Non-current assets:
Note receivable, less current portion	4,582,358
Other non-current assets, net	790,523
Total non- current assets	5,372,881
Total assets	$8,740,315
Liabilities and Members’ Equity
Current liabilities:
Deferred revenue	79,353
Total current liabilities	79,353
Total liabilities	79,353

Commitments and contingencies

Members' Equity:
Total members' equity	8,660,962
Total liabilities and members’ equity	$8,740,315

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statement of Operations

Year ended December 31, 2010

Revenue:
Interest income - note receivable	$2,248,161
Loss on foreign exchange	(299,057)
Total revenue	1,949,104
Expenses:
Amortization	416,249
Total expenses	416,249
Net income	$1,532,855

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity

Members’ Equity
Balance, December 31, 2009 (unaudited)	$9,504,019
Equity investment from members	475,852
Net income	1,532,855
Cash distributions to members	(2,851,764)
Balance, December 31, 2010	8,660,962
Non-cash distribution of net assets (unaudited)	(8,660,962)
Balance, December 31, 2011 (unaudited)	$-

See accompanying notes to financial statements.

ICON Quattro, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

Year Ended December 31, 2010

Cash flows from operating activities:
Net income	$1,532,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	416,249
Changes in operating assets and liabilities:
Interest receivable	(84,138)
Other non-current assets	(399,847)
Deferred revenue	(82,389)
Other current liabilities	(480,690)
Net cash provided by operating activities	902,040
Cash flows from investing activities:
Proceeds received from repayment of term loan	1,473,872
Net cash provided by investing activities	1,473,872
Cash flows from financing activities:
Equity investment from members	475,852
Cash distributions to members	(2,851,764)
Net cash used in financing activities	(2,375,912)
Net increase in cash	-
Cash, beginning of year	-
Cash, end of year	$-

See accompanying notes to financial statements.

ICON Quattro, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2010

(1)                 Organization

ICON Quattro, LLC (the “LLC”) was formed on November 12, 2009 as a Delaware limited liability company for the purpose of making a secured term loan (the “Quattro Loan”) in the aggregate amount of £5,800,000 to Quattro Plant Limited (“Quattro Plant”), a wholly-owned subsidiary of Quattro Group Limited (“Quattro Group”).  The LLC was a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and cash distributions. The LLC is engaged in one business segment, the business of making secured term loans.

On April 1, 2010, the LLC’s Members sold to Hardwood Partners, LLC a 10.678% nonvoting, noncontrolling interest in the LLC.  As a result, Fund Twelve’s and Fund Fourteen’s economic interest in the LLC was reduced to 49.127% and 40.195%, respectively.

ICON Capital Corp., a Delaware corporation, is Fund Twelve’s manager and Fund Fourteen’s investment manager (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership or limited liability company agreement of each of the LLC’s Members.

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

ICON Quattro, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2010

Allowance for Credit Losses

When evaluating the adequacy of the allowance for credit losses, the LLC estimates the collectability of its note receivable by analyzing the borrowers’ creditworthiness, current economic trends and the value of the collateral. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. No allowance was deemed necessary at December 31, 2010.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of financing transactions. These costs are amortized using the effective interest rate method and included in amortization expense on the accompanying statement of operations.

Foreign Currency

Assets and liabilities denominated in non-U.S. dollar currencies are remeasured at the balance sheet date exchange rates. Revenues, expenses and cash flow items are remeasured at the weighted average exchange rate for the reporting period. Resulting adjustments are recorded as a gain or loss on foreign exchange on the accompanying statement of operations.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the LLC’s Members rather than the LLC. The LLC’s income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the LLC’s Members.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement related to the disclosures about the credit quality of financing receivables and the allowance for credit losses. The pronouncement requires entities to provide disclosures designed to facilitate financial statements users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The pronouncement is effective for the LLC’s financial statements as of December 31, 2010, as it related to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the LLC’s financial statements that include periods beginning on or after January 1, 2011. The adoption of these additional disclosures did not have a material effect on the LLC’s financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollfoward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the LLC

ICON Quattro, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2010

beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the LLC’s financial statements as of December 31, 2010.

(3)       Note Receivable

On December 23, 2009, the LLC participated in a £24,800,000 loan facility by making a second priority secured term loan to Quattro Plant in the amount of £5,800,000. The loan is secured by (i) all of Quattro Plant’s rail support construction equipment, which consists of railcars, attachments to railcars, excavators, tractors, lowboy trailers, street sweepers, service trucks, forklifts and any other existing or future asset owned by Quattro Plant, (ii) all of Quattro Plant’s accounts receivable, and (iii) a mortgage on certain real estate in London, England owned by the majority shareholder of Quattro Plant. In addition, ICON Quattro receive a key man insurance policy insuring the life of the majority shareholder of Quattro Plant in the amount of £5,500,000. All of Quattro Plant’s obligations under the loan are guaranteed by Quattro Group and its subsidiaries, Quattro Hire Limited and Quattro Occupational Academy Limited.

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

On September 20, 2010, the LLC was notified by Quattro Plant’s senior lender that Quattro Plant was in default under its senior loan agreement.  As a result of the default and in accordance with the intercreditor deed governing the relationship between the LLC and the senior lender, Quattro Plant’s principal payment obligations to the LLC were suspended. During the suspension period, the LLC received interest only payments from Quattro Plant. Subsequent to September 30, 2010, Quattro Plant cured the default under its senior loan agreement and was permitted to resume payments of principal to the LLC beginning November 1, 2010. As of December 31, 2010, Quattro Plant made all required payments due under the loan agreement.

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

Credit Quality of Note Receivable and Allowance for Credit Losses

The Manager weights all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

The LLC’s note receivable is limited to a single entity. The LLC estimates the allowance for credit losses based on a detailed analysis of the note. The note is analyzed quarterly and categorized as either performing or nonperforming based on payment history. If the note becomes nonperforming due to the borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the note should be restructured. Such events are specifically disclosed in the discussion of the note. As of December 31, 2010, the Manager determined that no allowance for credit losses was required.

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

(5)       Fair Value Measurements

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The estimated fair value of the LLC’s note receivable was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	December 31, 2010
	Carrying	Fair Value
	Amount	(Level 3)
Fixed rate note receivable	$7,819,468	$8,358,193

(6)           Concentrations of Risk

For the year ended December 31, 2010, the LLC had one borrower that accounted for 100% of interest income.

As of December 31, 2010, the LLC had one borrower that accounted for 100% of the note receivable balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(Registrant)

By: ICON GP 14, LLC

      (General Partner of the Registrant)

March 25, 2013

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

March 25, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)