Form 10-Q
period 2013-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2013-05-14
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

                                                      or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership interests of the registrant on May 9, 2013 is 258,816.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$10,098,461	$18,719,517
Restricted cash	8,407,424	6,838,606
Net investment in finance leases	136,984,766	140,272,169
Leased equipment at cost (less accumulated depreciation
of $32,837,051 and $28,994,563, respectively)	158,098,158	161,940,646
Net investment in notes receivable	95,955,971	90,285,675
Note receivable from joint venture	2,496,927	2,442,457
Investment in joint ventures	9,235,936	5,568,255
Other assets	6,728,136	7,010,832
Total assets	$428,005,779	$433,078,157
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$195,392,991	$200,660,283
Derivative financial instruments	10,449,067	11,395,234
Deferred revenue	3,180,817	3,396,115
Due to General Partner and affiliates, net	361,830	28,617
Accrued expenses and other liabilities	12,042,033	11,528,886
Total liabilities	221,426,738	227,009,135

Commitment and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	194,502,102	194,412,829
General Partner	(358,612)	(359,514)
Total partners' equity	194,143,490	194,053,315
Noncontrolling interests	12,435,551	12,015,707
Total equity	206,579,041	206,069,022
Total liabilities and equity	$428,005,779	$433,078,157

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Finance income	$6,465,532	$6,789,817
Rental income	7,211,599	7,906,717
Income (loss) from investment in joint ventures	210,767	(143,062)
Other income	47,466	76,966
Total revenue	13,935,364	14,630,438
Expenses:
Management fees	500,905	575,688
Administrative expense reimbursements	618,168	790,265
General and administrative	553,241	25,532
Depreciation	3,842,488	4,374,354
Interest	2,664,040	2,942,730
(Gain) loss on derivative financial instruments	(77,026)	229,575
Total expenses	8,101,816	8,938,144
Net income	5,833,548	5,692,294
Less: net income attributable to noncontrolling interests	514,553	423,597
Net income attributable to Fund Fourteen	$5,318,995	$5,268,697

Net income attributable to Fund Fourteen allocable to:
Limited partners	$5,265,805	$5,216,010
General Partner	53,190	52,687
	$5,318,995	$5,268,697

Weighted average number of limited
partnership interests outstanding	258,827	258,832
Net income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$20.34	$20.15

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	258,827	$194,412,829	$(359,514)	$194,053,315	$12,015,707	$206,069,022

Net income	-	5,265,805	53,190	5,318,995	514,553	5,833,548
Cash distributions	-	(5,176,532)	(52,288)	(5,228,820)	(94,709)	(5,323,529)
Balance, March 31, 2013 (unaudited)	258,827	$194,502,102	$(358,612)	$194,143,490	$12,435,551	$206,579,041

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,833,548	$5,692,294
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(1,028,837)	116,655
(Income) loss from investment in joint ventures	(210,767)	143,062
Depreciation	3,842,488	4,374,354
Credit loss	-	(340,000)
Interest expense from amortization of debt financing costs	219,013	255,057
Interest expense, other	97,931	93,918
Other income	-	(64,740)
Gain on derivative financial instruments	(968,612)	(688,654)
Changes in operating assets and liabilities:
Restricted cash	(1,568,818)	(2,000,618)
Other assets, net	86,128	(940,498)
Accrued expenses and other liabilities	415,216	(388,965)
Deferred revenue	(215,298)	(2,570)
Due to General Partner and affiliates	333,213	(34,670)
Distributions from joint ventures	53,448	-
Net cash provided by operating activities	6,888,653	6,214,625
Cash flows from investing activities:
Proceeds from sale of equipment	641,942	-
Principal received on finance leases	2,310,049	1,959,838
Investment in joint ventures	(3,552,482)	(117,500)
Distributions received from joint ventures in excess of profits	42,120	-
Investment in notes receivable	(5,150,816)	(29,676,825)
Principal received on notes receivable	790,299	2,080,133
Net cash used in investing activities	(4,918,888)	(25,754,354)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(5,267,292)	(5,157,683)
Distributions to noncontrolling interests	(94,709)	(390,703)
Cash distributions to partners	(5,228,820)	(5,228,926)
Net cash used in financing activities	(10,590,821)	(10,777,312)
Net decrease in cash and cash equivalents	(8,621,056)	(30,317,041)
Cash and cash equivalents, beginning of period	18,719,517	48,783,509
Cash and cash equivalents, end of period	$10,098,461	$18,466,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,551,429	$3,509,075

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(1)       Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the general partner of the Partnership, ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Investment Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s financing receivables, generally notes receivable and finance leases, are limited in number, the Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon the Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the Partnership believes recovery of the remaining unpaid receivable is probable.

The Partnership charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

(2)       Net Investment in Notes Receivable

                    Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Principal outstanding	$93,375,029	$87,750,115
Initial direct costs	7,288,153	7,291,683
Deferred fees	(1,767,211)	(1,816,123)
Credit loss reserve	(2,940,000)	(2,940,000)
Net investment in notes receivable	$95,955,971	$90,285,675

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on non-accrual status and the Partnership recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the three months ended March 31, 2013, Kanza sold a portion of its assets and remitted the proceeds of $43,000 to the Partnership, reducing the outstanding balance of the loan at March 31, 2013 to approximately $730,000. No finance income was recognized on the impaired loan during the three months ended March 31, 2013. Subsequent to March 31, 2013, Kanza sold the additional collateral and used the proceeds to substantially satisfy the $730,000 balance.  The Partnership continues to pursue all legal remedies to obtain payment of the remaining $2,940,000.

On March 1, 2013, the Partnership made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”).  The loan bears interest at 12.25% per year and is for a period of 42 months.  The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers.

 (3)        Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2013	2012
Minimum rents receivable	$181,874,815	$188,100,132
Estimated residual values	2,217,587	2,859,529
Initial direct costs	2,369,524	2,538,602
Unearned income	(49,477,160)	(53,226,094)
Net investment in finance leases	$136,984,766	$140,272,169

On February 28, 2013, Global Crossing Telecommunications, Inc. exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of the transaction.

The Partnership has three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd., which expire between June 2016 and October 2017.  As a result of the depressed shipping market and historically low time charter rates during the first quarter of 2013, Geden’s subsidiaries only partially satisfied their lease payment obligations.  The Investment Manager is currently in discussions with Geden’s management team and has determined that no credit loss reserve is required at March 31, 2013.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2013	2012
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	190,935,209	190,935,209
Less: accumulated depreciation	32,837,051	28,994,563
Leased equipment at cost, less accumulated depreciation	$158,098,158	$161,940,646

Depreciation expense was $3,842,488 and $4,374,354 for the three months ended March 31, 2013 and 2012, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(5)       Investment in Joint Ventures

On February 15, 2013, the Partnership, through a joint venture owned 38% by the Partnership, 58% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 4% by ICON ECI Partners L.P., entities also managed by the Investment Manager,  purchased onshore oil field services equipment from Go Frac, LLC for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. The Partnership’s contribution to the joint venture was approximately $3,552,000.

(6)       Non-Recourse Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Partnership had non-recourse long-term debt obligations of $195,392,991 and $200,660,283, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

The Partnership, through certain subsidiaries of its joint venture with ICON Leasing Fund Twelve, LLC, an entity also managed by the Investment Manager, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the vessels on bareboat charter to AET Inc. Limited (collectively, the “AET Vessels”).  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. At March 31, 2013, $5,257,424 was classified as restricted cash. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership. While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make required Sub Debt loan payments from June 2012 through March 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

The Partnership was notified of an event of default related to certain financial covenants in connection with the non-recourse long-term debt associated with the vessels on bareboat charter to Fantastic Shipping Ltd., Amazing Shipping Ltd. and Center Navigation Ltd. as a result of reduced charter hire payments.  The Partnership received waivers of these financial covenants through March 31, 2013.  Subsequent to March 31, 2013, the lender has reserved, but not exercised, its rights under the loan agreement.

(7)       Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At March 31, 2013, the Partnership had $15,000,000 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate for general advances under the Facility is CB&T’s prime rate.  The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”)  plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At March 31, 2013, there were no obligations outstanding under the Facility.  Subsequent to March 31, 2013, the Partnership borrowed $3,000,000 under the Facility.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

At March 31, 2013, the Partnership was in compliance with all covenants related to the Facility.

(8)       Transactions with Related Parties

The Partnership paid distributions to the General Partner of $52,288 and $52,289 for the three months ended March 31, 2013 and 2012, respectively.  Additionally, the General Partner’s interest in the net income attributable to the Partnership was $53,190 and $52,687 for the three months ended March 31, 2013 and 2012, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2013	2012
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$935,207	$1,490,668
ICON Capital, LLC	Investment Manager	Management fees (2)	500,905	575,688
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	618,168	790,265
			$2,054,280	$2,856,621

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At March 31, 2013 and December 31, 2012, the Partnership had a net payable of $361,830 and $28,617, respectively, due to the General Partner and its affiliates that primarily consisted of acquisition fees.

At March 31, 2013 and December 31, 2012, the Partnership had a note receivable from a joint venture of $2,496,927 and $2,442,457, respectively, and accrued interest of approximately $29,000 and $28,000, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three months ended March 31, 2013 and 2012, interest income relating to the note receivable from the joint venture of approximately $95,000 and $119,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

March 31, 2013

(unaudited)

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

Counterparty Risk

The Partnership manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the Partnership has with any individual bank and through the use of minimum credit quality standards for all counterparties. The Partnership does not require collateral or other security in relation to derivative financial instruments. Since it is the Partnership’s policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of the Partnership’s derivatives is in a liability position, the Partnership considers the counterparty risk to be remote.

As of March 31, 2013 and December 31, 2012, the Partnership had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the Partnership considers the counterparty risk to be remote.

As of March 31, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $10,449,067 and $11,395,234, respectively.  Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the Partnership would be required to settle its obligations under the derivative contracts as of March 31, 2013 and December 31, 2012, the termination value would be $11,136,158 and $12,202,772, respectively.

Non-designated Derivatives

        As of March 31, 2013 and December 31, 2012, the Partnership had five interest rate swaps with DVB Bank SE that are not designated and qualifying as cash flow hedges with an aggregate notional amount of $140,255,000 and $144,615,000, respectively. These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the Partnership holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments.

        The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives

	Balance Sheet	March 31, 2013	December 31, 2012	Balance Sheet	March 31, 2013	December 31, 2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps		$-	$-	Derivative financial instruments	$10,449,067	$11,395,234

Warrants	Other assets	$75,601	$53,156		$-	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The Partnership’s derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2013 and 2012 of ($77,026) and $229,575, respectively.  The gain recorded for the three months ended March 31, 2013 was comprised of gains of $54,581 relating to interest rate swap contracts and $22,445 relating to warrants. The loss recorded for the three months ended March 31, 2012 was comprised of losses of $229,575 relating to interest rate swap contracts. These amounts were recorded as a component of (gain) loss on derivative financial instruments on the consolidated statements of operations.

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

The following table summarizes the valuation of the Partnership’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$75,601	$75,601
Liabilities:
Derivative financial instruments	$-	$10,449,067	$-	$10,449,067

The following table summarizes the valuation of the Partnership’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Derivative financial instruments	$-	$11,395,234	$-	$11,395,234

The Partnership’s derivative financial instruments, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative financial instruments and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative financial instruments.

Interest Rate Swaps

The Partnership utilizes a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, the Partnership compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

As of January 1, 2013, the Partnership is making two significant, but related, changes to its derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. The Partnership is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to the Partnership’s consolidated financial statements.

Warrants

The estimated fair value of the Partnership’s warrants was based on public company comparable analysis at March 31, 2013 and at December 31, 2012. The significant unobservable inputs used in the fair value measurement of the Partnership’s warrants at March 31, 2013 and at December 31, 2012 included the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.20x and 3.01x, respectively. Increases or decreases of these inputs would result in a higher or lower fair value measurement. The fair value of the warrants was recorded in other assets within the consolidated balance sheets.

Assets and Liabilities for which Fair Value is Disclosed

Certain of the Partnership’s financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and cannot be corroborated by market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the Partnership uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the Partnership’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 4.6% and 14% per year.

	March 31, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$92,931,956	$93,084,175

Principal outstanding on fixed rate non-recourse long-term debt	$55,137,991	$55,757,552

Other liabilities	$7,580,716	$7,785,016

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

March 31, 2013

(unaudited)

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

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. At March 31, 2013 and December 31, 2012, the Partnership had restricted cash of $8,407,424 and $6,838,606, respectively.

(12)       Subsequent Event

On April 2, 2013, the Partnership, through two joint ventures owned 45% by the Partnership and 55% by Fund Fifteen, purchased two chemical tanker vessels, the Ardmore Capella and Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered back to Ardmore for a period of five years.  The purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through two subordinated, non-interest-bearing seller’s credits.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period, from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets.  After these proceeds are invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during our liquidation period.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager also sponsored and currently manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

 Oil Field Services Equipment

 On February 15, 2013, we, through a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P., purchased onshore oil field services equipment from Go Frac, LLC for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. Our contribution to the joint venture was approximately $3,552,000.

Telecommunications Equipment

On February 28, 2013, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of the transaction.

Notes Receivable

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000, subject to the satisfaction of the senior secured interest secured by the same assets.

Acquisition Fees

We paid or accrued total acquisition fees to our Investment Manager of approximately $935,000 during the three months ended March 31, 2013.

Subsequent Event

On April 2, 2013, we, through two joint ventures owned 45% by us and 55% by Fund Fifteen, purchased two chemical tanker vessels, the Ardmore Capella and Ardmore Calypso, from wholly-owned subsidiaries of Ardmore.  Simultaneously, the vessels were bareboat chartered back to Ardmore for a period of five years.  The purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through two subordinated, non-interest-bearing seller’s credits.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,142,023	36%	$83,471,511	36%
Marine - dry bulk vessels	62,863,103	28%	63,625,502	28%
Petrochemical facility	26,319,547	11%	24,854,108	11%
Oil field services equipment	11,612,105	5%	11,668,486	5%
Manufacturing	10,171,191	4%	10,184,979	4%
Telecommunications equipment	9,616,094	4%	11,871,497	5%
Land drilling rigs	7,699,194	3%	7,702,114	3%
Analog seismic system equipment	7,203,980	3%	7,673,321	3%
Aircraft parts	5,777,294	2%	5,812,638	3%
Transportation	5,109,283	2%	-	-
Metal cladding & production equipment	2,696,632	1%	2,920,657	1%
Rail support construction equipment	730,291	1%	773,031	1%
	$232,940,737	100%	$230,557,844	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	52%	50%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	11%	9%
		63%	59%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our investment portfolio:

	March 31, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$147,082,732	93%	$150,508,741	93%
Motor coaches	6,702,011	4%	6,963,074	4%
Packaging equipment	4,313,415	3%	4,468,831	3%
	$158,098,158	100%	$161,940,646	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
AET Inc. Limited	Marine - crude oil tankers	89%	81%
		89%	81%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Finance income	$6,465,532	$6,789,817	$(324,285)
Rental income	7,211,599	7,906,717	(695,118)
Income (loss) from investment in joint ventures	210,767	(143,062)	353,829
Other income	47,466	76,966	(29,500)
Total revenue	$13,935,364	$14,630,438	$(695,074)

Total revenue for the 2013 Quarter decreased $695,074, or 4.8%, as compared to the 2012 Quarter.  The decrease was primarily due to a reduction of finance and rental income as the result of the satisfaction of several notes receivable and the termination of certain leases subsequent to the 2012 Quarter.  This was partially offset by an increase in income from investment in joint ventures as the result of entering into two additional joint ventures subsequent to the 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Management fees	$500,905	$575,688	$(74,783)
Administrative expense reimbursements	618,168	790,265	(172,097)
General and administrative	553,241	25,532	527,709
Depreciation	3,842,488	4,374,354	(531,866)
Interest	2,664,040	2,942,730	(278,690)
(Gain) loss on derivative financial instruments	(77,026)	229,575	(306,601)
Total expenses	$8,101,816	$8,938,144	$(836,328)

Total expenses for the 2013 Quarter decreased $836,328, or 9.4%, as compared to the 2012 Quarter. The decrease in depreciation was the result of the termination of certain operating leases subsequent to the 2012 Quarter. The change from a loss on derivative financial instruments to a gain on derivative financial instruments was due to favorable movements in interest rates on our five non-designated interest rate swaps. The decrease in interest expense was the result of scheduled repayments of our non-recourse long-term debt. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager.  These decreases were partially offset by an increase in general and administrative expenses due to the reversal of the credit loss reserve recognized in the 2012 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $90,956, from $423,597 in the 2012 Quarter to $514,553 in the 2013 Quarter.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2013 Quarter and the 2012 Quarter was $5,318,995 and $5,268,697, respectively. The net income attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $20.34 and $20.15, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $5,072,378, from $433,078,157 at December 31, 2012 to $428,005,779 at March 31, 2013.  The decrease in total assets was primarily the result of depreciation of our leased equipment at cost and cash distributions paid to our partners, partially offset by the results of our operations during the 2013 Quarter.

Total Liabilities

Total liabilities decreased $5,582,397, from $227,009,135 at December 31, 2012 to $221,426,738 at March 31, 2013. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt.

Equity

Equity increased $510,019, from $206,069,022 at December 31, 2012 to $206,579,041 at March 31, 2013. The increase was the result of our net income in the 2013 Quarter, offset by distributions paid.

Liquidity and Capital Resources

Summary

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $10,098,461 and $18,719,517,

respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2013, the cash reserve was $1,288,235.  During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At March 31, 2013, we had $15,000,000 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  For additional information, see Note 7 to our consolidated financial statements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

We have used the net proceeds of our offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans), (b) generate deferred cash flow from realizing the value of the Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

Cash Flows

Operating Activities

Cash provided by operating activities increased $674,028, from $6,214,625 in the 2012 Quarter to $6,888,653 in the 2013 Quarter.  The increase was primarily due to the collection of certain finance receivables, including past due interest, offset by a decrease of finance and rental receipts as a result of the satisfaction of several notes receivable and the termination of certain leases subsequent to the 2012 Quarter.

Investing Activities

Cash used in investing activities decreased $20,835,466, from $25,754,354 in the 2012 Quarter to $4,918,888 in the 2013 Quarter. The decrease primarily resulted from the use of less cash to make investments during the 2013 Quarter as compared to the 2012 Quarter.

Financing Activities

Cash used in financing activities decreased $186,491, from $10,777,312 in the 2012 Quarter to $10,590,821 in the 2013 Quarter. The decrease was primarily due to reduction of distributions paid to noncontrolling interests during the 2013 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2013 of $195,392,991. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

We received waivers of certain financial covenants in connection with the non-recourse long-term debt relating to the bareboat charters with subsidiaries of Geden through March 31, 2013.  We believe the lender will continue to reserve, but not exercise, its rights under the loan agreement.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $52,288, $5,176,532 and $94,709 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Quarter.

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

On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, participated in a $46,000,000 facility by agreeing to make a secured term loan to SE for the purchase of a new-build heavy lift vessel and accompanying equipment. Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility. Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At March 31, 2013 and December 31, 2012, we had $8,407,424 and $6,838,606 in restricted cash, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2013.

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

10.3

Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).

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

May 13, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)