Form 10-Q
period 2013-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2013-08-13
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013

                                                      or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on August 8, 2013 is 258,816.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$7,322,150	$18,719,517
Restricted cash	9,077,664	6,838,606
Net investment in finance leases	135,924,133	140,272,169
Leased equipment at cost (less accumulated depreciation
of $36,679,538 and $28,994,563, respectively)	154,255,671	161,940,646
Net investment in notes receivable	93,822,696	90,285,675
Note receivable from joint venture	2,553,206	2,442,457
Investment in joint ventures	13,817,654	5,568,255
Other assets	8,153,481	7,010,832
Total assets	$424,926,655	$433,078,157
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$190,125,699	$200,660,283
Derivative financial instruments	7,606,786	11,395,234
Deferred revenue	3,176,060	3,396,115
Revolving line of credit, recourse	3,000,000	-
Due to General Partner and affiliates, net	82,292	28,617
Accrued expenses and other liabilities	12,851,140	11,528,886
Total liabilities	216,841,977	227,009,135

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	195,076,038	194,412,829
General Partner	(352,728)	(359,514)
Total partners' equity	194,723,310	194,053,315
Noncontrolling interests	13,361,368	12,015,707
Total equity	208,084,678	206,069,022
Total liabilities and equity	$424,926,655	$433,078,157

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Finance income	$5,367,229	$6,648,576	$11,832,761	$13,438,393
Rental income	7,211,599	7,916,683	14,423,198	15,823,400
Income (loss) from investment in joint ventures	385,042	(84,670)	595,809	(227,732)
Other income (loss)	82,903	(11,235)	130,369	65,731
Total revenue	13,046,773	14,469,354	26,982,137	29,099,792

Expenses:
Management fees	462,140	883,818	963,045	1,459,506
Administrative expense reimbursements	493,359	1,535,521	1,111,527	2,325,786
General and administrative	772,555	761,680	1,325,796	1,127,212
Credit loss	18,795	2,976,066	18,795	2,636,066
Depreciation	3,842,487	4,374,354	7,684,975	8,748,708
Interest	2,629,131	2,833,000	5,293,171	5,775,730
(Gain) loss on derivative financial instruments	(1,914,721)	2,693,172	(1,991,747)	2,922,747
Total expenses	6,303,746	16,057,611	14,405,562	24,995,755
Net income (loss)	6,743,027	(1,588,257)	12,576,575	4,104,037

Less: net income (loss) attributable to noncontrolling interests	925,817	(103,238)	1,440,370	320,359
Net income (loss) attributable to Fund Fourteen	$5,817,210	$(1,485,019)	$11,136,205	$3,783,678

Net income (loss) attributable to Fund Fourteen allocable to:
Limited partners	$5,759,038	$(1,470,169)	$11,024,843	$3,745,841
General Partner	58,172	(14,850)	111,362	37,837
	$5,817,210	$(1,485,019)	$11,136,205	$3,783,678

Weighted average number of limited
partnership interests outstanding	258,820	258,831	258,823	258,831

Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$22.25	$(5.68)	$42.60	$14.47

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	258,827	$194,412,829	$(359,514)	$194,053,315	$12,015,707	$206,069,022

Net income	-	5,265,805	53,190	5,318,995	514,553	5,833,548
Cash distributions	-	(5,176,532)	(52,288)	(5,228,820)	(94,709)	(5,323,529)
Balance, March 31, 2013 (unaudited)	258,827	194,502,102	(358,612)	194,143,490	12,435,551	206,579,041

Net income	-	5,759,038	58,172	5,817,210	925,817	6,743,027
Repurchase of limited partnership interests	(11)	(8,639)	-	(8,639)	-	(8,639)
Cash distributions	-	(5,176,463)	(52,288)	(5,228,751)	-	(5,228,751)
Balance, June 30, 2013 (unaudited)	258,816	$195,076,038	$(352,728)	$194,723,310	$13,361,368	$208,084,678

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,576,575	$4,104,037
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(1,029,901)	558,719
(Income) loss from investment in joint ventures	(595,809)	227,732
Depreciation	7,684,975	8,748,708
Credit loss	18,795	2,636,066
Interest expense from amortization of debt financing costs	439,122	502,095
Interest expense, other	199,348	190,128
Other income	-	(22,562)
(Gain) loss on derivative financial instruments	(3,804,093)	1,054,019
Changes in operating assets and liabilities:
Restricted cash	(2,239,058)	(3,597,632)
Other assets, net	(1,221,858)	(1,635,067)
Accrued expenses and other liabilities	1,122,906	459,334
Deferred revenue	(220,055)	11,291
Due to General Partner and affiliates	53,675	(111,812)
Distributions from joint ventures	143,775	-
Net cash provided by operating activities	13,128,397	13,125,056
Cash flows from investing activities:
Proceeds from sale of leased equipment	641,942	-
Principal received on finance leases	3,277,512	3,988,396
Investment in joint ventures	(7,913,572)	(117,500)
Distributions received from joint ventures in excess of profits	116,207	211,772
Investment in notes receivable	(5,136,783)	(32,610,643)
Principal received on notes receivable	2,584,433	14,698,382
Net cash used in investing activities	(6,430,261)	(13,829,593)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(10,534,584)	(9,304,886)
Proceeds from revolving line of credit, recourse	3,000,000	-
Investment by noncontrolling interest	-	137,500
Distributions to noncontrolling interests	(94,709)	(487,157)
Cash distributions to partners	(10,457,571)	(10,457,852)
Repurchase of limited partnership interests	(8,639)	(4,486)
Net cash used in financing activities	(18,095,503)	(20,116,881)
Net decrease in cash and cash equivalents	(11,397,367)	(20,821,418)
Cash and cash equivalents, beginning of period	18,719,517	48,783,509
Cash and cash equivalents, end of period	$7,322,150	$27,962,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,114,559	$6,292,184

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

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

(2)       Net Investment in Notes Receivable

                    Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Principal outstanding	$91,603,506	$87,750,115
Initial direct costs	6,832,210	7,291,683
Deferred fees	(1,654,225)	(1,816,123)
Credit loss reserve	(2,958,795)	(2,940,000)
Net investment in notes receivable	$93,822,696	$90,285,675

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on non-accrual status and the Partnership recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

estimated value of the recoverable collateral. During the six months ended June 30, 2013, the Partnership recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the six months ended June 30, 2013. As of June 30, 2013, the Partnership has fully reserved the remaining balance of the loan of $2,958,795. The Partnership continues to pursue all legal remedies to obtain payment.

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

 (3)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2013	2012
Minimum rents receivable	$178,512,252	$188,100,132
Estimated residual values	2,217,587	2,859,529
Initial direct costs	2,203,727	2,538,602
Unearned income	(47,009,433)	(53,226,094)
Net investment in finance leases	$135,924,133	$140,272,169

On February 28, 2013, Global Crossing Telecommunications, Inc. exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of the transaction.

The Partnership has three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd., which expire between June 2016 and October 2017. As a result of the depressed shipping market and historically low time charter rates, Geden’s subsidiaries only partially satisfied their lease payment obligations. During the three months ended June 30, 2013, the outstanding amount became more than 90 days past due and the Partnership placed the leases on a non-accrual status. The Partnership recognized finance income on a cash basis for the three months ended June 30, 2013. The Investment Manager is currently in discussions with Geden’s management team and has determined that no credit loss reserve is required at June 30, 2013.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2013	2012
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	190,935,209	190,935,209
Less: accumulated depreciation	36,679,538	28,994,563
Leased equipment at cost, less accumulated depreciation	$154,255,671	$161,940,646

Depreciation expense was $3,842,487 and $4,374,354 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $7,684,975 and $8,748,708 for the six months ended June 30, 2013 and 2012, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(5)       Investment in Joint Ventures

On February 15, 2013, the Partnership, through a joint venture owned 38% by the Partnership, 58% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 4% by ICON ECI Partners L.P., each an entity also managed by the Investment Manager,  purchased onshore oil field services equipment from Go Frac, LLC for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. The Partnership’s contribution to the joint venture was approximately $3,552,000.

On April 2, 2013, the Partnership, through two joint ventures each owned 45% by the Partnership and 55% by Fund Fifteen, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered back to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. The Partnership’s contribution to the joint venture was approximately $4,361,000.

On May 30, 2013, ICON Atlas, LLC, a joint venture owned 40.53% by the Partnership, 49.54% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Investment Manager, and 9.93% by Hardwood Partners, LLC, in accordance with the terms of a lease, sold eight gas compressors to Atlas Pipeline Mid-Continent, LLC (“Atlas”) for $7,500,000. Simultaneously, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc., secured by the gas compressors, for $7,500,000.

(6)       Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Partnership had non-recourse long-term debt obligations of $190,125,699 and $200,660,283, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

The Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the vessels on bareboat charter to AET Inc. Limited (collectively, the “AET Vessels”).  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership.  At June 30, 2013, $6,207,798 was included in restricted cash.  While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make required Sub Debt loan payments from June 2012 through June 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

The Partnership was notified of an event of default related to certain financial covenants in connection with the non-recourse long-term debt associated with the vessels on bareboat charter to Fantastic Shipping Ltd., Amazing Shipping Ltd. and Center Navigation Ltd., each subsidiaries of Geden, as a result of reduced charter hire payments.  The lender has reserved, but not exercised, its rights under the loan agreement.

(7)       Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At June 30, 2013, the Partnership had $11,962,251 available under the Facility pursuant to the borrowing base.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

At June 30, 2013, the Partnership had $3,000,000 outstanding under the Facility and was in compliance with all covenants related to the Facility.

(8)       Transactions with Related Parties

The Partnership paid distributions to the General Partner of $52,288 and $104,576 for the three and six months ended June 30, 2013, respectively.  The Partnership paid distributions to the General Partner of $52,289 and $104,578 for the three and six months ended June 30, 2012, respectively.  Additionally, the General Partner’s interest in the net income attributable to the Partnership was $58,172 and $111,362 for the three and six months ended June 30, 2013, respectively.  The General Partner’s interest in the net (loss) income attributable to the Partnership was $(14,850) and $37,837 for the three and six months ended June 30, 2012, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$297,000	$72,928	$1,232,207	$1,563,596
ICON Capital, LLC	Investment Manager	Management fees (2)	462,140	883,818	963,045	1,459,506
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	493,359	1,535,521	1,111,527	2,325,786
			$1,252,499	$2,492,267	$3,306,779	$5,348,888

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At June 30, 2013, the Partnership had a net payable of $82,292 due to the General Partner and its affiliates that primarily consisted of payables due to an affiliate related to such affiliate’s noncontrolling interest in a joint venture with the Partnership.  At December 31, 2012, the Partnership had a net payable of $28,617 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At June 30, 2013 and December 31, 2012, the Partnership had a note receivable from a joint venture of $2,553,206 and $2,442,457, respectively, and accrued interest of approximately $29,000 and $28,000, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three and six months ended June 30, 2013, interest income relating to the note receivable from the joint venture of approximately $98,000 and $193,000, respectively, was recognized and included in finance income on the consolidated statements of operations. For the three and six months ended June 30, 2012, interest income relating to the note receivable from the joint venture of approximately $122,000 and $241,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

June 30, 2013

(unaudited)

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

As of June 30, 2013 and December 31, 2012, the Partnership had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the Partnership considers the counterparty risk to be remote.

As of June 30, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $7,606,786 and $11,395,234, respectively.  Derivative contracts may contain credit risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the Partnership would be required to settle its obligations under the derivative contracts as of June 30, 2013 and December 31, 2012, the termination value would be $7,891,589 and $12,202,772, respectively.

Non-designated Derivatives

        As of June 30, 2013 and December 31, 2012, the Partnership had five interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $135,895,000 and $144,615,000, respectively. These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the Partnership holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments.

        The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of June 30, 2013 and December 31, 2012:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

	Asset Derivatives			Liability Derivatives

	Balance Sheet	June 30, 2013	December 31, 2012	Balance Sheet	June 30, 2013	December 31, 2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps		$-	$-	Derivative financial instruments	$7,606,786	$11,395,234

Warrants	Other assets	$68,801	$53,156		$-	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the three months ended June 30, 2013 and 2012 of $(1,914,721) and $2,693,172, respectively.  The gain recorded for the three months ended June 30, 2013 was comprised of a gain of $1,921,521 relating to interest rate swap contracts and a loss of $6,800 relating to warrants. The loss recorded for the three months ended June 30, 2012 was comprised of losses of $2,693,172 relating to interest rate swap contracts. The Partnership’s derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the six months ended  June 30, 2013 and 2012 of $(1,991,747) and $2,922,747, respectively.  The gain recorded for the six months ended June 30, 2013 was comprised of gains of $1,976,102 relating to interest rate swap contracts and $15,645 relating to warrants. The loss recorded for the six months ended June 30, 2012 was comprised of losses of $2,922,747 relating to interest rate swap contracts. These amounts were recorded as a component of (gain) loss on derivative financial instruments on the consolidated statements of operations.

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

•            Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

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

The following table summarizes the valuation of the Partnership’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$68,801	$68,801
Liabilities:
Derivative financial instruments	$-	$7,606,786	$-	$7,606,786

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following table summarizes the valuation of the Partnership’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Derivative financial instruments	$-	$11,395,234	$-	$11,395,234

The Partnership’s derivative financial instruments, including interest rate swaps and warrants, are valued using quoted market prices available in active markets for identical assets or liabilities or models based on readily observable or unobservable market parameters for all substantial terms of the Partnership’s derivative financial instruments and are classified within Level 2 or Level 3. As permitted by the accounting pronouncements, the Partnership uses market prices and pricing models for fair value measurements of its derivative financial instruments.

Interest Rate Swaps

The Partnership utilizes a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract for fair value measurements of its interest rate swaps, which are classified within Level 2.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Thereafter, the Partnership compares third party quotations received to its own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

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

Warrants

As of June 30, 2013 and December 31, 2012, the Partnership’s warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the Partnership’s warrants at June 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in (gain) loss on derivative financial instruments on the consolidated statements of operations.

Assets and Liabilities for which Fair Value is Disclosed

Certain of the Partnership’s financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the Partnership uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the Partnership’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 5.9% and 14% per year.

	June 30, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$91,197,917	$91,985,593

Principal outstanding on fixed-rate non-recourse long-term debt	$54,230,699	$54,322,306

Other liabilities	$7,682,133	$7,588,720

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

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. At June 30, 2013 and December 31, 2012, the Partnership had restricted cash of $9,077,664 and $6,838,606, respectively.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period, from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets.  After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during our liquidation period.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originates and services our investments.  Our Investment Manager also sponsored and currently manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds.

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

Tanker Vessels

On April 2, 2013, we, through two joint ventures each owned 45% by us and 55% by Fund Fifteen, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered back to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our contribution to the joint venture was approximately $4,361,000.

Gas Compressors

On May 30, 2013, ICON Atlas, LLC, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by Hardwood Partners, LLC, in accordance with the terms of a lease, sold eight gas compressors to Atlas for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc., secured by the gas compressors, for $7,500,000.

Acquisition Fees

We paid or accrued total acquisition fees to our Investment Manager of approximately $297,000 and $1,232,000 during the three and six months ended June 30, 2013, respectively.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,049,704	36%	$83,471,511	36%
Marine - dry bulk vessels	62,829,473	27%	63,625,502	28%
Petrochemical facility	26,194,663	11%	24,854,108	11%
Oil field services equipment	11,555,097	5%	11,668,486	5%
Manufacturing	10,157,250	5%	10,184,979	4%
Telecommunications equipment	8,620,857	5%	11,871,497	5%
Land drilling rigs	7,696,145	3%	7,702,114	3%
Analog seismic system equipment	6,712,147	3%	7,673,321	3%
Aircraft parts	5,586,740	2%	5,812,638	3%
Trailers	4,984,753	2%	-	-
Metal cladding & production equipment	2,360,000	1%	2,920,657	1%
Rail support construction equipment	-	-	773,031	1%
	$229,746,829	100%	$230,557,844	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	41%	51%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	13%	9%
		54%	60%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$143,656,724	93%	$150,508,741	93%
Motor coaches	6,440,948	4%	6,963,074	4%
Packaging equipment	4,157,999	3%	4,468,831	3%
	$154,255,671	100%	$161,940,646	100%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Finance income	$5,367,229	$6,648,576	$(1,281,347)
Rental income	7,211,599	7,916,683	(705,084)
Income (loss) from investment in joint ventures	385,042	(84,670)	469,712
Other income (loss)	82,903	(11,235)	94,138
Total revenue	$13,046,773	$14,469,354	$(1,422,581)

Total revenue for the 2013 Quarter decreased $1,422,581, or 9.8%, as compared to the 2012 Quarter.  The decrease was primarily due to a reduction of finance income as the result of the three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status.  The decrease in rental income was the result of the termination of two operating leases subsequent to the 2012 Quarter. These decreases were partially offset by an increase in income from investment in joint ventures as the result of entering into four additional joint ventures subsequent to the 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Management fees	$462,140	$883,818	$(421,678)
Administrative expense reimbursements	493,359	1,535,521	(1,042,162)
General and administrative	772,555	761,680	10,875
Credit loss	18,795	2,976,066	(2,957,271)
Depreciation	3,842,487	4,374,354	(531,867)
Interest	2,629,131	2,833,000	(203,869)
(Gain) loss on derivative financial instruments	(1,914,721)	2,693,172	(4,607,893)
Total expenses	$6,303,746	$16,057,611	$(9,753,865)

Total expenses for the 2013 Quarter decreased $9,753,865, or 60.7%, as compared to the 2012 Quarter. The change from a loss on derivative financial instruments to a gain on derivative financial instruments was due to favorable movements in interest rates on our five non-designated interest rate swaps. The decrease in credit loss was due to a larger credit loss reserve related to Kanza that was recorded during the 2012 Quarter. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager. The decrease in depreciation was the result of disposition of equipment previously subject to two operating leases subsequent to the 2012 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $1,029,055, from a net loss of $103,238 in the 2012 Quarter to net income of $925,817 in the 2013 Quarter.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2013 Quarter and the 2012 Quarter was $5,817,210 and $(1,485,019), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $22.25 and $(5.68), respectively.

Results of Operations for the Six Months Ended June 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	47%	51%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	12%	9%
		59%	60%

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

Operating Lease Transactions

During the 2013 Period and the 2012 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
AET Inc. Limited	Marine - crude oil tankers	89%	81%
		89%	81%

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

Revenue for the 2013 Period and the 2012 Period is summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Finance income	$11,832,761	$13,438,393	$(1,605,632)
Rental income	14,423,198	15,823,400	(1,400,202)
Income (loss) from investment in joint ventures	595,809	(227,732)	823,541
Other income	130,369	65,731	64,638
Total revenue	$26,982,137	$29,099,792	$(2,117,655)

Total revenue for the 2013 Period decreased $2,117,655, or 7.3%, as compared to the 2012 Period. The decrease was primarily due to a reduction of finance income as the result of the three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status.  The decrease of rental income was the result of the termination of two operating leases subsequent to the 2012 Period. This was partially offset by an increase in income from investment in joint ventures as the result of entering into four additional joint ventures subsequent to the 2012 Period.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Management fees	$963,045	$1,459,506	$(496,461)
Administrative expense reimbursements	1,111,527	2,325,786	(1,214,259)
General and administrative	1,325,796	1,127,212	198,584
Credit loss	18,795	2,636,066	(2,617,271)
Depreciation	7,684,975	8,748,708	(1,063,733)
Interest	5,293,171	5,775,730	(482,559)
(Gain) loss on derivative financial instruments	(1,991,747)	2,922,747	(4,914,494)
Total expenses	$14,405,562	$24,995,755	$(10,590,193)

Total expenses for the 2013 Period decreased $10,590,193, or 42.4%, as compared to the 2012 Period. The change from a loss on derivative financial instruments to a gain on derivative financial instruments was due to favorable movements in interest rates on our five non-designated interest rate swaps. The decrease in credit loss was due to a larger credit loss reserve related to Kanza that was recorded during the 2012 Period. The decrease in depreciation was the result of the termination of two operating leases subsequent to the 2012 Period. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,120,011, from $320,359 in the 2012 Period to $1,440,370 in the 2013 Period.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s investment in four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2013 Period and the 2012 Period was $11,136,205 and $3,783,678, respectively. The net income attributable to us per weighted average Interest outstanding for the 2013 Period and the 2012 Period was $42.60 and $14.47, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $8,151,502, from $433,078,157 at December 31, 2012 to $424,926,655 at June 30, 2013.  The decrease in total assets was primarily the result of cash distributions paid to our partners and depreciation of our leased equipment at cost, partially offset by our net income during the 2013 Period.

Total Liabilities

Total liabilities decreased $10,167,158, from $227,009,135 at December 31, 2012 to $216,841,977 at June 30, 2013. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt and the decrease in the liability position of our derivative financial instruments related to our interest rate swaps, partially offset by the drawdown on our Facility during the 2013 Period.

Equity

Equity increased $2,015,656, from $206,069,022 at December 31, 2012 to $208,084,678 at June 30, 2013. The increase was the result of our net income in the 2013 Period, partially offset by cash distributions paid to our partners.

Liquidity and Capital Resources

Summary

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $7,322,150 and $18,719,517, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2013, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At June 30, 2013, we had $11,962,251 available under the Facility pursuant to the borrowing base, available to fund our short-term liquidity needs.  For additional information, see Note 7 to our consolidated financial statements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

We have used the net proceeds of our offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of rental payments (in the case of leases) and payments of principal and/or interest (in the case of secured loans), (b) generate deferred cash flow from realizing the value of Capital Assets or interests therein at the maturity of the investment or the exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

Cash Flows

Operating Activities

Cash provided by operating activities increased $3,341, from $13,125,056 in the 2012 Period to $13,128,397 in the 2013 Period.  The increase was primarily due to the collection of certain finance receivables, including past due interest and a decrease in restricted cash, partially offset by a decrease of receipts as a result of the satisfaction of several notes receivable and the termination of certain leases subsequent to the 2012 Period.

Investing Activities

Cash used in investing activities decreased $7,399,332, from $13,829,593 in the 2012 Period to $6,430,261 in the 2013 Period. The decrease primarily resulted from the use of less cash to make investments and less principal received on our notes receivable during the 2013 Period as compared to the 2012 Period.

Financing Activities

Cash used in financing activities decreased $2,021,378, from $20,116,881 in the 2012 Period to $18,095,503 in the 2013 Period. The decrease was primarily due to proceeds received from the Facility and the reduction of distributions paid to noncontrolling interests during the 2013 Period. These decreases were partially offset by the increase in principal repayments of our non-recourse long-term debt during the 2013 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2013 of $190,125,699. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

We were notified of events of default related to certain financial covenants in connection with the non-recourse long-term debt associated with the bareboat charters with AET and subsidiaries of Geden.  We believe the lenders will continue to reserve, but not exercise, their rights under the loan agreements.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $104,576, $10,352,995 and $94,709 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Period.

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

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At June 30, 2013 and December 31, 2012, we had $9,077,664 and $6,838,606 in restricted cash, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Investment Manager consented to our repurchase of 11 Interests during the 2013 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited partnership agreement. Repurchased Interests have no voting rights and do not share in distributions with other partners. Our limited partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued. The following table details our Interests repurchased for the three months ended June 30, 2013:

	Total Number of	Average Price Paid
Period	Interests Repurchased	Per Interest
April 1, 2013 through April 30, 2013	-	$-
May 1, 2013 through May 31, 2013	11	$785.36
June 1, 2013 through June 30, 2013	-	$-
Total	11

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

August 13, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)