Form 10-Q
period 2013-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2013-11-12
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on November 8, 2013 is 258,816.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and cash equivalents	$4,428,914	$18,719,517
Restricted cash	9,682,652	6,838,606
Net investment in finance leases	134,882,722	140,272,169
Leased equipment at cost (less accumulated depreciation
of $40,522,026 and $28,994,563, respectively)	150,413,183	161,940,646
Net investment in notes receivable	101,704,976	90,285,675
Note receivable from joint venture	2,566,036	2,442,457
Investment in joint ventures	13,721,345	5,568,255
Other assets	6,208,147	7,010,832
Total assets	$423,607,975	$433,078,157
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$185,593,407	$200,660,283
Derivative financial instruments	7,351,040	11,395,234
Deferred revenue	3,197,266	3,396,115
Revolving line of credit, recourse	10,500,000	-
Due to General Partner and affiliates, net	118,871	28,617
Accrued expenses and other liabilities	13,718,346	11,528,886
Total liabilities	220,478,930	227,009,135

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	189,782,918	194,412,829
General Partner	(406,194)	(359,514)
Total partners' equity	189,376,724	194,053,315
Noncontrolling interests	13,752,321	12,015,707
Total equity	203,129,045	206,069,022
Total liabilities and equity	$423,607,975	$433,078,157

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Finance income	$3,526,464	$6,683,054	$15,359,225	$20,121,447
Rental income	7,211,599	7,916,683	21,634,797	23,740,083
Income (loss) from investment in joint ventures	399,281	79,023	995,090	(148,709)
Other income	72,095	43,060	202,464	108,791
Total revenue	11,209,439	14,721,820	38,191,576	43,821,612

Expenses:
Management fees	508,348	594,416	1,471,393	2,053,922
Administrative expense reimbursements	459,530	598,621	1,571,057	2,924,407
General and administrative	354,311	426,994	1,680,107	1,554,206
Depreciation	3,842,488	4,374,352	11,527,463	13,123,060
Interest	2,617,264	2,834,897	7,910,435	8,610,627
Credit loss	2,484,517	-	2,503,312	2,636,066
Loss (gain) on derivative financial instruments	665,471	1,487,091	(1,326,276)	4,409,838
Total expenses	10,931,929	10,316,371	25,337,491	35,312,126
Net income	277,510	4,405,449	12,854,085	8,509,486

Less: net income attributable to noncontrolling interests	395,485	191,863	1,835,855	512,222
Net (loss) income attributable to Fund Fourteen	$(117,975)	$4,213,586	$11,018,230	$7,997,264

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(116,795)	$4,171,450	$10,908,048	$7,917,291
General Partner	(1,180)	42,136	110,182	79,973
	$(117,975)	$4,213,586	$11,018,230	$7,997,264

Weighted average number of limited
partnership interests outstanding	258,816	258,827	258,821	258,830

Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(0.45)	$16.12	$42.15	$30.59

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	258,827	$194,412,829	$(359,514)	$194,053,315	$12,015,707	$206,069,022

Net income	-	5,265,805	53,190	5,318,995	514,553	5,833,548
Cash distributions	-	(5,176,532)	(52,288)	(5,228,820)	(94,709)	(5,323,529)
Balance, March 31, 2013 (unaudited)	258,827	194,502,102	(358,612)	194,143,490	12,435,551	206,579,041

Net income	-	5,759,038	58,172	5,817,210	925,817	6,743,027
Repurchase of limited
partnership interests	(11)	(8,639)	-	(8,639)	-	(8,639)
Cash distributions	-	(5,176,463)	(52,288)	(5,228,751)	-	(5,228,751)
Balance, June 30, 2013 (unaudited)	258,816	195,076,038	(352,728)	194,723,310	13,361,368	208,084,678

Net (loss) income	-	(116,795)	(1,180)	(117,975)	395,485	277,510
Cash distributions	-	(5,176,325)	(52,286)	(5,228,611)	(4,532)	(5,233,143)
Balance, September 30, 2013 (unaudited)	258,816	$189,782,918	$(406,194)	$189,376,724	$13,752,321	$203,129,045

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,854,085	$8,509,486
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(2,376,272)	(602,414)
(Income) loss from investment in joint ventures	(995,090)	148,709
Depreciation	11,527,463	13,123,060
Credit loss	2,503,312	2,636,066
Interest expense from amortization of debt financing costs	653,099	743,362
Interest expense, other	304,356	287,623
Other income	-	(51,605)
(Gain) loss on derivative financial instruments	(4,055,497)	1,619,802
Changes in operating assets and liabilities:
Restricted cash	(2,844,046)	(3,942,556)
Other assets, net	85,430	(1,511,948)
Accrued expenses and other liabilities	1,885,104	579,342
Deferred revenue	(198,849)	(7,706)
Due to General Partner and affiliates	90,254	(268,082)
Distributions from joint ventures	614,158	-
Net cash provided by operating activities	20,047,507	21,263,139
Cash flows from investing activities:
Proceeds from sale of leased equipment	641,942	1,064,530
Principal received on finance leases	4,285,072	6,136,397
Investment in joint ventures	(7,977,988)	(117,500)
Distributions received from joint ventures in excess of profits	205,830	211,772
Investment in notes receivable	(16,702,698)	(50,575,955)
Principal received on notes receivable	5,570,670	17,289,686
Net cash used in investing activities	(13,977,172)	(25,991,070)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,066,876)	(16,025,343)
Proceeds from revolving line of credit, recourse	10,500,000	-
Investment by noncontrolling interest	-	137,500
Distributions to noncontrolling interests	(99,241)	(678,830)
Cash distributions to partners	(15,686,182)	(15,686,708)
Repurchase of limited partnership interests	(8,639)	(4,486)
Net cash used in financing activities	(20,360,938)	(32,257,867)
Net decrease in cash and cash equivalents	(14,290,603)	(36,985,798)
Cash and cash equivalents, beginning of period	18,719,517	48,783,509
Cash and cash equivalents, end of period	$4,428,914	$11,797,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,596,492	$9,534,193

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

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

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in a non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the Partnership believes recovery of the remaining unpaid receivable is probable.

The Partnership charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

(2)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Principal outstanding	$101,519,183	$87,750,115
Initial direct costs	6,894,456	7,291,683
Deferred fees	(1,733,634)	(1,816,123)
Credit loss reserve	(4,975,029)	(2,940,000)
Net investment in notes receivable	$101,704,976	$90,285,675

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

On July 26, 2011, the Partnership made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively “Western Drilling”) in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property.  Due to a change in market demand, the utilization of Western Drilling’s rigs has declined which led to Western Drilling’s failure to meet recent payment obligations. As a result, the loan was placed on a non-accrual status and the Partnership recorded a credit loss of $2,484,517 during the three months ended September 30, 2013 based on the estimated value of the recoverable collateral. The carrying value of the non-accrual status loan (the estimated value of the recoverable collateral less estimated selling costs) at September 30, 2013 was $5,660,070. Finance income recognized on the impaired loan was approximately $9,000 and $635,000 for the three and nine months ended September 30, 2013, respectively. As a non-accrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On March 9, 2012, the Partnership made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and the Partnership recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the nine months ended September 30, 2013, the Partnership recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the nine months ended September 30, 2013. As of September 30, 2013, the Partnership has fully reserved the remaining balance of the loan of $2,958,795. The Partnership continues to pursue all legal remedies to obtain payment.

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

On September 3, 2013, EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) satisfied its obligation in connection with a term loan scheduled to mature on September 1, 2014 by making a prepayment of approximately $2,135,000 to the Partnership, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, the Partnership recognized additional finance income of approximately $84,000.

On September 16, 2013, the Partnership made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. Subsequent to September 30, 2013, the Partnership borrowed $5,850,000 of non-recourse long-term debt secured by the Partnership’s interest in the secured term loan to, and collateral from, Cenveo.

On September 25, 2013, the Partnership, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which the Partnership’s share is $2,200,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to the Partnership.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

(3)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2013	2012
Minimum rents receivable	$176,751,348	$188,100,132
Estimated residual values	2,217,587	2,859,529
Initial direct costs	2,039,751	2,538,602
Unearned income	(46,125,964)	(53,226,094)
Net investment in finance leases	$134,882,722	$140,272,169

On February 28, 2013, Global Crossing Telecommunications, Inc. (“Global Crossing”) exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of the transaction.

The Partnership has three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd. (“Geden”), which expire between June 2016 and October 2017. As a result of the depressed shipping market and historically low time charter rates, Geden’s subsidiaries only partially satisfied their lease payment obligations. During the three months ended June 30, 2013, the outstanding amount became more than 90 days past due and the Partnership placed the leases on a non-accrual status. Since then, the Partnership has recognized finance income on a cash basis. The Investment Manager is currently in discussions with Geden’s management team and has determined that no credit loss reserve is required at September 30, 2013.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2013	2012
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	190,935,209	190,935,209
Less: accumulated depreciation	40,522,026	28,994,563
Leased equipment at cost, less accumulated depreciation	$150,413,183	$161,940,646

Depreciation expense was $3,842,488 and $4,374,352 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $11,527,463 and $13,123,060 for the nine months ended September 30, 2013 and 2012, respectively.

(5)       Investment in Joint Ventures

On February 15, 2013, the Partnership, through a joint venture owned 38% by the Partnership, 58% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by the Investment Manager,  purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000 which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017. The Partnership’s total contribution to the joint venture was approximately $3,606,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

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

On May 30, 2013, ICON Atlas, LLC (“ICON Atlas”), a joint venture owned 40.53% by the Partnership, 49.54% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Investment Manager, and 9.93% by Hardwood Partners, LLC, in accordance with the terms of a lease, sold eight gas compressors to Atlas Pipeline Mid-Continent, LLC (“Atlas”) for $7,500,000. Simultaneously, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), secured by the gas compressors, for $7,500,000.

(6)       Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Partnership had non-recourse long-term debt obligations of $185,593,407 and $200,660,283, respectively, with maturity dates ranging from March 29, 2014 to March 29, 2021, and interest rates ranging from 4.555% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

The Partnership, through certain subsidiaries of its joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the vessels on bareboat charter to AET Inc. Limited (collectively, the “AET Vessels”).  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts the Partnership’s ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. Once cured, the reserves will be released to the Partnership.  At September 30, 2013, $7,282,652 was included in restricted cash.  While this restriction is in place, the Partnership is prevented from applying the charter proceeds to the Sub Debt. As a result of the Partnership’s failure to make required Sub Debt loan payments from June 2012 through September 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

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

(7)       Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At September 30, 2013, the Partnership had $4,500,000 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015.  The interest rate for general advances under the Facility is CB&T’s prime rate.  The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.

At September 30, 2013, the Partnership had $10,500,000 outstanding under the Facility.  Subsequent to September 30, 2013, the Partnership repaid the $10,500,000.

At September 30, 2013, the Partnership was in compliance with all covenants related to the Facility.

(8)       Transactions with Related Parties

The Partnership paid distributions to the General Partner of $52,286 and $156,862 for the three and nine months ended September 30, 2013, respectively.  The Partnership paid distributions to the General Partner of $52,289 and $156,867 for the three and nine months ended September 30, 2012, respectively.  Additionally, the General Partner’s interest in the net (loss) income attributable to the Partnership was $(1,180) and $110,182 for the three and nine months ended September 30, 2013, respectively.  The General Partner’s interest in the net income attributable to the Partnership was $42,136 and $79,973 for the three and nine months ended September 30, 2012, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2013	2012	2013	2012
ICON Capital, LLC	Investment	Acquisition fees (1)
	Manager		$317,843	$979,806	$1,550,049	$2,543,402
ICON Capital, LLC	Investment	Management fees (2)
	Manager		508,348	594,416	1,471,393	2,053,922
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(2)	459,530	598,621	1,571,057	2,924,407
			$1,285,721	$2,172,843	$4,592,499	$7,521,731

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At September 30, 2013, the Partnership had a net payable of $118,871 due to the General Partner and its affiliates that primarily consisted of payables due to an affiliate related to such affiliate’s noncontrolling interest in a joint venture with the Partnership.  At December 31, 2012, the Partnership had a net payable of $28,617 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At September 30, 2013 and December 31, 2012, the Partnership had a note receivable from a joint venture of $2,566,036 and $2,442,457, respectively, and accrued interest of approximately $29,000 and $28,000, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three and nine months ended September 30, 2013, interest income relating to the note receivable from the joint venture of approximately $101,000 and $294,000, respectively, was recognized and included in finance income on the consolidated statements of operations. For the three and nine months ended September 30, 2012, interest income relating to the note receivable from the joint venture of approximately $104,000 and $345,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

September 30, 2013

(unaudited)

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

Interest Rate Risk

The Partnership’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable long-term debt. The Partnership’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for the Partnership making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

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

As of September 30, 2013 and December 31, 2012, the Partnership had only warrants in an asset position that were not material to the consolidated financial statements; therefore, the Partnership considers the counterparty risk to be remote.

As of September 30, 2013 and December 31, 2012, the fair value of the derivatives in a liability position was $7,351,040 and $11,395,234, respectively.  Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that the Partnership would be required to settle its obligations under the derivative contracts as of September 30, 2013 and December 31, 2012, the termination value would be $7,667,621 and $12,202,772, respectively.

Non-designated Derivatives

As of September 30, 2013 and December 31, 2012, the Partnership had five interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $131,535,000 and $144,615,000, respectively. These interest rate swaps are not speculative and are used to meet the Partnership’s objectives in using interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.

Additionally, the Partnership holds warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification within the Partnership’s consolidated balance sheets as of September 30, 2013 and December 31, 2012:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	Asset Derivatives			Liability Derivatives

	Balance Sheet	September 30, 2013	December 31, 2012	Balance Sheet	September 30, 2013	December 31, 2012
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$7,351,040	$11,395,234

Warrants	Other assets	$64,459	$53,156		$-	$-

The Partnership’s derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the three months ended September 30, 2013 and 2012 of $665,471 and $1,487,091, respectively.  The loss recorded for the three months ended September 30, 2013 was comprised of losses of $661,129 relating to interest rate swap contracts and $4,342 relating to warrants. The loss recorded for the three months ended September 30, 2012 was comprised of losses of $1,487,091 relating to interest rate swap contracts. The Partnership’s derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the nine months ended September 30, 2013 and 2012 of $(1,326,276) and $4,409,838, respectively.  The gain recorded for the nine months ended September 30, 2013 was comprised of gains of $1,314,973 relating to interest rate swap contracts and $11,303 relating to warrants. The loss recorded for the nine months ended September 30, 2012 was comprised of losses of $4,409,838 relating to interest rate swap contracts. These amounts were recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of operations.

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

The following table summarizes the valuation of the Partnership’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$64,459	$64,459
Liabilities:
Derivative financial instruments	$-	$7,351,040	$-	$7,351,040

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

As of January 1, 2013, the Partnership made two significant, but related, changes to its derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. The Partnership made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to the Partnership’s consolidated financial statements.

Warrants

As of September 30, 2013 and December 31, 2012, the Partnership’s warrants were valued using the Black-Scholes-Merton pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of the Partnership’s warrants at September 30, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.  The following tables summarize the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the assets as of September 30, 2013 and December 31, 2012:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	September 30, 2013	Level 1	Level 2	Level 3	September 30, 2013
Net investment in note receivable	$5,660,070	$-	$-	$5,660,070	$2,016,234

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	December 31, 2012	Level 1	Level 2	Level 3	September 30, 2012
Net investment in note receivable	$773,031	$-	$-	$4,560,000	$2,940,000

The Partnership’s collateral dependent note receivable was valued using inputs that are generally unobservable and supported by little or no market data and are classified within Level 3. The Partnership utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable, adjusted by the Investment Manager to reflect the age and location of such collateral.

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

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 5.25% and 12% per year.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	September 30, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$99,110,190	$99,309,126

Principal outstanding on fixed-rate non-recourse long-term debt	$53,323,407	$54,157,173

Other liabilities	$7,787,142	$7,829,343

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

 On September 27, 2010, the Partnership’s wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte. Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility. Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. At September 30, 2013 and December 31, 2012, the Partnership had restricted cash of $9,682,652 and $6,838,606, respectively.

(12)      Subsequent Event

On October 4, 2013, Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) satisfied its obligation related to a secured term loan scheduled to mature on January 1, 2017 by making a prepayment of approximately $8,780,000.

On October 31, 2013, the Partnership borrowed $5,850,000 of non-recourse long-term debt secured by the Partnership’s interest in the secured term loan to, and collateral from, Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

 Oil Field Services Equipment

On February 15, 2013, we, through a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ECI Partners, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000 which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $3,606,000.

Telecommunications Equipment

On February 28, 2013, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of the transaction.

Notes Receivable

 On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs has declined, which led to Western Drilling’s failure to meet recent payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $2,484,517 during the three months ended September 30, 2013 based on the estimated value of the recoverable collateral. The carrying value of the non-accrual status loan (the estimated value of the recoverable collateral less estimated selling costs) at September 30, 2013 was $5,660,070. Finance income recognized on the impaired loan was approximately $9,000 and $635,000 for the three and nine months ended September 30, 2013, respectively. As a non-accrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000.

On September 3, 2013, EMS satisfied its obligation in connection with a term loan scheduled to mature on September 1, 2014 by making a prepayment of approximately $2,135,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of approximately $84,000.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo. The loan bears interest at LIBOR plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes, which was valued at $29,123,000.

On September 25, 2013, we, together with a third-party creditor, made the Loan to Asphalt, of which our share is $2,200,000. The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

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

Gas Compressors

On May 30, 2013, ICON Atlas, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by Hardwood Partners, LLC, in accordance with the terms of a lease, sold eight gas compressors to Atlas for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, secured by the gas compressors, for $7,500,000.

Acquisition Fees

We paid or accrued total acquisition fees to our Investment Manager of approximately $318,000 and $1,550,000 during the three and nine months ended September 30, 2013, respectively.

            Subsequent Event

On October 4, 2013, Platinum satisfied its obligation related to a secured term loan scheduled to mature on January 1, 2017 by making a prepayment of approximately $8,780,000.

On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt secured by our interest in the secured term loan to, and collateral from, Cenveo. The loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,013,153	35%	$83,471,511	36%
Marine - dry bulk vessels	62,795,061	27%	63,625,502	28%
Petrochemical facility	27,736,248	12%	24,854,108	11%
Oil field services equipment	11,497,462	5%	11,668,486	5%
Manufacturing	10,143,155	4%	10,184,979	4%
Printing equipment	9,145,737	4%	-	-
Telecommunications equipment	7,589,501	3%	11,871,497	5%
Trailers	7,277,921	3%	-	-
Analog seismic system equipment	6,205,595	3%	7,673,321	3%
Land drilling rigs	5,660,070	2%	7,702,114	3%
Aircraft parts	5,523,795	2%	5,812,638	3%
Metal cladding & production equipment	-	-	2,920,657	1%
Rail support construction equipment	-	-	773,031	1%
	$236,587,698	100%	$230,557,844	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	22%	10%
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	16%	50%
Revstone Transportation, LLC	Automotive manufacturing
	equipment	-	10%
		38%	70%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2013		December 31, 2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$140,230,716	93%	$150,508,741	93%
Motor coaches	6,179,884	4%	6,963,074	4%
Packaging equipment	4,002,583	3%	4,468,831	3%
	$150,413,183	100%	$161,940,646	100%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Finance income	$3,526,464	$6,683,054	$(3,156,590)
Rental income	7,211,599	7,916,683	(705,084)
Income from investment in joint ventures	399,281	79,023	320,258
Other income	72,095	43,060	29,035
Total revenue	$11,209,439	$14,721,820	$(3,512,381)

Total revenue for the 2013 Quarter decreased $3,512,381, or 23.9%, as compared to the 2012 Quarter.  The decrease was primarily due to a reduction of finance income as the result of three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status.  The decrease in rental income was the result of the termination of two operating leases during or subsequent to the 2012 Quarter. These decreases were partially offset by an increase in income from investment in joint ventures as the result of entering into four additional joint ventures subsequent to the 2012 Quarter.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Management fees	$508,348	$594,416	$(86,068)
Administrative expense reimbursements	459,530	598,621	(139,091)
General and administrative	354,311	426,994	(72,683)
Depreciation	3,842,488	4,374,352	(531,864)
Interest	2,617,264	2,834,897	(217,633)
Credit loss	2,484,517	-	2,484,517
Loss on derivative financial instruments	665,471	1,487,091	(821,620)
Total expenses	$10,931,929	$10,316,371	$615,558

Total expenses for the 2013 Quarter increased $615,558, or 6.0%, as compared to the 2012 Quarter. The increase in credit loss was due to a credit loss related to Western Drilling that was recorded during the 2013 Quarter. The increase was partially offset by a decrease in loss on derivative financial instruments, which was due to favorable movements in interest rates on our five non-designated interest rate swaps, and a decrease in depreciation as a result of sales of leased equipment during or subsequent to the 2012 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $203,622, from $191,863 in the 2012 Quarter to $395,485 in the 2013 Quarter.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s minority interest in our four leveraged operating leases.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2013 Quarter and the 2012 Quarter was $(117,975) and $4,213,586, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $(0.45) and $16.12, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	40%	51%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	14%	9%
		54%	60%

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

Revenue for the 2013 Period and the 2012 Period is summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Finance income	$15,359,225	$20,121,447	$(4,762,222)
Rental income	21,634,797	23,740,083	(2,105,286)
Income (loss) from investment in joint ventures	995,090	(148,709)	1,143,799
Other income	202,464	108,791	93,673
Total revenue	$38,191,576	$43,821,612	$(5,630,036)

Total revenue for the 2013 Period decreased $5,630,036, or 12.8%, as compared to the 2012 Period. The decrease was primarily due to a reduction of finance income as the result of three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status.  The decrease of rental income was the result of the termination of two operating leases during or subsequent to the 2012 Period. These decreases were partially offset by an increase in income from investment in joint ventures as the result of entering into four additional joint ventures subsequent to the 2012 Period.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Management fees	$1,471,393	$2,053,922	$(582,529)
Administrative expense reimbursements	1,571,057	2,924,407	(1,353,350)
General and administrative	1,680,107	1,554,206	125,901
Depreciation	11,527,463	13,123,060	(1,595,597)
Interest	7,910,435	8,610,627	(700,192)
Credit loss	2,503,312	2,636,066	(132,754)
(Gain) loss on derivative financial instruments	(1,326,276)	4,409,838	(5,736,114)
Total expenses	$25,337,491	$35,312,126	$(9,974,635)

Total expenses for the 2013 Period decreased $9,974,635, or 28.2%, as compared to the 2012 Period. The change from a loss on derivative financial instruments to a gain on derivative financial instruments was due to favorable movements in interest rates on our five non-designated interest rate swaps. The decrease in depreciation was the result of the termination of two operating leases during or subsequent to the 2012 Period. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager. The decrease in interest expense was the result of scheduled repayments of our non-recourse long-term debt.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,323,633, from $512,222 in the 2012 Period to $1,835,855 in the 2013 Period.  The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s minority interest in our four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2013 Period and the 2012 Period was $11,018,230 and $7,997,264, respectively. The net income attributable to us per weighted average Interest outstanding for the 2013 Period and the 2012 Period was $42.15 and $30.59, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $9,470,182, from $433,078,157 at December 31, 2012 to $423,607,975 at September 30, 2013.  The decrease in total assets was primarily the result of cash distributions paid to our partners and depreciation of our leased equipment at cost, partially offset by cash receipts from financing and operating transactions during the 2013 Period.

Total Liabilities

Total liabilities decreased $6,530,205, from $227,009,135 at December 31, 2012 to $220,478,930 at September 30, 2013. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt and the decrease in the liability position of our derivative financial instruments related to our interest rate swaps, partially offset by the drawdown on our Facility during the 2013 Period.

Equity

Equity decreased $2,939,977, from $206,069,022 at December 31, 2012 to $203,129,045 at September 30, 2013. The decrease was primarily due to cash distributions paid to our partners, partially offset by our net income in the 2013 Period.

Liquidity and Capital Resources

Summary

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $4,428,914 and $18,719,517, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2013, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At September 30, 2013, we had $4,500,000 available under the Facility pursuant to the borrowing base, which is available to fund our short-term liquidity needs.  For additional information, see Note 7 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,215,632, from $21,263,139 in the 2012 Period to $20,047,507 in the 2013 Period.  The decrease was primarily due to a decrease of receipts as a result of the satisfaction of several notes receivable and the termination of certain leases subsequent to the 2012 Period.

Investing Activities

Cash used in investing activities decreased $12,013,898, from $25,991,070 in the 2012 Period to $13,977,172 in the 2013 Period. The decrease primarily resulted from the use of less cash to make investments and less principal received on our notes receivable during the 2013 Period as compared to the 2012 Period.

Financing Activities

Cash used in financing activities decreased $11,896,929, from $32,257,867 in the 2012 Period to $20,360,938 in the 2013 Period. The decrease was primarily due to proceeds received from the Facility and the reduction of distributions paid to noncontrolling interests during the 2013 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2013 of $185,593,407. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

We were notified of events of default related to certain financial covenants in connection with the non-recourse long-term debt associated with the bareboat charters with AET and subsidiaries of Geden.  We believe the lenders will continue to reserve, but not exercise, their rights under the loan agreements.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $156,862, $15,529,320 and $99,241 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Period.

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

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At September 30, 2013 and December 31, 2012, we had $9,682,652 and $6,838,606 in restricted cash, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2013.

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

November 12, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)