Form 10-K
period 2013-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2014-03-21
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended		December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number		000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)
Delaware		26-3215092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York		10016
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(212) 418-4700

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

Number of outstanding limited partnership interests of the registrant on March 17, 2014 is 258,772.

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) we invest in pursuant to the terms of our limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We are currently in our operating period, which commenced on May 19, 2011. We offered limited partnership interests (the “Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours. As of May 18, 2011, 258,897 Interests were sold pursuant to our offering, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $257,646,987 by 7,010 limited partners.

Our Business

We operate as an equipment leasing and finance fund in which the capital our partners invest is pooled together to make investments in Capital Assets, pay fees and establish a small reserve. We primarily invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. We will also make investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expect will generate sufficient net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.

We divide the life of the Partnership into three distinct phases:

(1)           Offering Period: We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)           Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will end five years from the end of our offering period.  However, we may, at our General Partner’s discretion, extend the operating period for up to an additional three years.

(3)           Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2013 and 2012, we had total assets of $410,277,896 and $433,078,157, respectively. For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our total rental and finance income of $48,541,268. Net income attributable to us for the year ended December 31, 2013 was $12,947,701. For the year ended December 31, 2012, we had two lessees that accounted for 66.8% of our total rental and finance income of $58,661,900. Net income attributable to us for the year ended December 31, 2012 was $12,758,456. For the year ended December 31, 2011, we had two lessees that accounted for 66.9% of our total rental and finance income of $45,244,587. Net income attributable to us for the year ended December 31, 2011 was $1,387,802.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2013, the reserve was $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our General Partner (“ICON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

 At December 31, 2013, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•               Telecommunications equipment that is subject to four 36-month leases with Global Crossing Telecommunications, Inc. (“Global Crossing”). The leases expire between March 2014 and July 2014.

Marine Vessels

•               Two supramax bulk carrier vessels, the Amazing and the Fantastic, that are subject to seven year bareboat charters with wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”). The bareboat charters expire in October 2017.

•               A 75% ownership interest in two aframax tankers, the Eagle Otome and the Eagle Subaru, that are subject to three year bareboat charters with AET Inc. Limited. (“AET”).  The bareboat charters expire in March 2014.

•               A 75% ownership interest in two very large crude carriers (“VLCCs”), the Eagle Vermont and the Eagle Virginia, that are subject to 10 year bareboat charters with AET.  The bareboat charters expire in March 2021.

•               A crude oil tanker, the Center, that is subject to a five year bareboat charter with Center Navigation Ltd. (“Center Navigation”), a wholly-owned subsidiary of Geden.  The bareboat charter expires in June 2016.

•               A 40% ownership interest in an offshore support vessel, the Lewek Ambassador, that is subject to a nine year bareboat charter with Gallatin Maritime Management (“Gallatin Maritime”). The bareboat charter expires in June 2021.

•               A 20% ownership interest in a car carrier vessel, the Hoegh Copenhagen, that is subject to an eight year bareboat charter with Hoegh Autoliners Shipping AS (“Hoegh Autoliners”). The bareboat charter expires in December 2020.

•               A 45% ownership interest in two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, that are subject to five year bareboat charters with wholly-owned subsidiaries of Ardmore Shipping Limited (collectively, “Ardmore”). The bareboat charters expire in April 2018.

Packaging Equipment

•               Packaging and printing equipment that is subject to two 60-month leases with Exopack, LLC that expire in September 2014 and October 2014, respectively.

Motor Coaches

•               Motor coach buses that are subject to two 60-month leases with CAM Leasing, LLC (“CAM Leasing”) that expire in June 2015.

Oil Field Services Equipment

•               A 38% ownership interest in onshore oil field services equipment that is subject to two 45-month leases with Go Frac, LLC (“Go Frac”), that expire in November 2016 and April 2017, respectively.

Notes Receivable

•               Two term loans to Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), secured by aframax tankers, that mature in July and September 2016, respectively.

•               Three term loans to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals, Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), secured by analog seismic system equipment, that mature in August 2014.

•               A term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”), secured by, among other collateral, oil and gas drilling rigs and a mortgage on real property, that matures in September 2016.

•               A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

•               A term loan to VAS Aero Services, LLC (“VAS”), secured by all of VAS’s assets, that matures in October 2014.

•               A term loan to Kanza Construction, Inc. (“Kanza”), which has been fully reserved as of December 31, 2013.

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

•               A term loan to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”), secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, that matures in August 2016.

•               A term loan to Cenveo Corporation (“Cenveo”), secured by a first priority security interest in specific equipment used to produce, print, fold and package printed commercial envelopes, that matures in October 2018.

•               A term loan to Asphalt Carrier Shipping Company Limited (“Asphalt”), secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt, that matures in December 2018.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2013, 2012 and 2011, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in Capital Assets. Many of these potential competitors are larger and have greater financial resources than us.

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

Employees

We have no direct employees.  Our General Partner and our Investment Manager supervise and control our business affairs and originate and service our investments.

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

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise mature. At that time, you will be able to compare the total amount of all distributions you receive to your total capital invested in order to determine your economic return.

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

Your ability to resell your Interests is limited by the absence of a public trading market and substantial transfer restrictions.  Therefore, you should be prepared to hold your Interests for the life of the Partnership.

A public market does not exist for our Interests and we do not anticipate that a public market will develop for our Interests. Our Interests are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Interests. In addition, our Partnership Agreement imposes significant restrictions on your right to transfer your Interests.

We have established these restrictions to comply with federal and state securities laws, as well as to ensure that we will not be considered a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Interests is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Interests in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Interests.

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

You may not receive distributions every month and, therefore, you should not rely on distributions from your Interests as a source of income.

You should not rely on distributions from your Interests as a source of income. While we intend to make monthly distributions through the end of our operating period, our General Partner and/or our Investment Manager has and may determine again in the future that it is in our best interest to periodically change the amount of distributions you receive or to not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Interests may be diluted.

Some investors, including our General Partner and its officers, directors and other affiliates, may have purchased Interests at discounted prices and generally will share in our revenues and distributions based on the number of Interests that they purchased, rather than the discounted subscription price paid by them for their Interests. As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Interest.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business with respect to all partners.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner’s and/or our Investment Manager’s willingness to engage in transactions that might otherwise be in the best interest of all partners due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this and future Annual Reports on Form 10-K, and that we will send to fiduciaries of plans subject to ERISA and to certain other parties, are only estimates and may not reflect the actual value of our Interests.

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

•   this estimate of value could actually be realized by us or by you upon liquidation;

•   you could realize this estimate of value if you were to attempt to sell your Interests;

•   this estimate of value reflects the price or prices that our Interests would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•   the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, the Code or other applicable law.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including, but not limited to, the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

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

Because we borrowed and may in the future borrow money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

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

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to you if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

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

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

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

We would have rights against the seller of Capital Assets for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the Capital Assets or our expected returns on the Capital Assets, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the Capital Assets due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the seller, the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or such parties otherwise violate the terms of their contract in another way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under applicable bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering Capital Assets from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the Capital Assets and then have to remarket such Capital Assets. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

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

We made and may in the future make investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

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

Furthermore, when we acquire an interest in foreign Capital Assets, we may not be able to hedge our foreign currency exposure with respect to the future value of such Capital Assets because the terms and conditions of such hedge contracts might not be in our best interests. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

Capital Assets may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of Capital Assets. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting Capital Assets can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the Capital Assets, we could suffer a total loss of any investment in the affected Capital Assets. By investing in some types of Capital Assets, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

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

Our General Partner and/or our Investment Manager will make all of our investment decisions, including determining the investments and dispositions we make. Our success will depend upon the quality of the investment decisions our General Partner and/or our Investment Manager make, particularly relating to our investments in Capital Assets and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our General Partner and our Investment Manager may be subject to conflicts of interest.

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and our affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of their affiliates above ours. As of December 31, 2013, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee for seven other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•   our Investment Manager may receive more fees for managing our investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;

•   our Partnership Agreement does not prohibit our General Partner or any of our affiliates from competing with us for investments or engaging in other types of business;

•   our Investment Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;

•   the lack of separate legal representation for us, our General Partner, and our Investment Manager and lack of arm’s-length negotiations regarding compensation payable to our General Partner and our Investment Manager;

•   our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and you that might not be in your best interest given your individual tax situation; and

•   our General Partner and/or our Investment Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The investment committee of our Investment Manager is not independent.

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our Investment Manager, are resolved by our Investment Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Investment Manager and its affiliates. Since all of the members of our Investment Manager’s investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us, our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not be as favorable to us as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager’s investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Notwithstanding the foregoing, our Investment Manager’s investment committee may make exceptions to these general policies when, in our Investment Manager’s judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our Partnership Agreement permits our General Partner and our affiliates to engage in Capital Asset acquisitions, financing secured loans and refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

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

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company.

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

Before making any distributions to you, we have reimbursed and will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for acquiring, managing and realizing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds) in effect on May 18, 2009 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a fund such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we may pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in 1985. Our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Investment Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and managerial controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their managerial information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

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

Furthermore, we depend on the headquarters of our General Partner and Investment Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

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

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates’ employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our business, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow its management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as ‘‘Section 404’’. During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal controls system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

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

You may incur tax liability in excess of the distributions you receive in a particular year.

In any particular year, your tax liability from owning our Interests may exceed the distributions you receive from us.  While we expect that your net taxable income from owning our Interests for most years will be less than your distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of distributions you receive in those years. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of distributions. Your tax liability could also exceed the amount of distributions you receive due to allocations designed to cause our limited partners’ capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

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

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity-by-activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the Capital Assets are placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

The IRS may allocate more taxable income or less loss to you than our Partnership Agreement provides.

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

You may be required to pay alternative minimum tax in connection with owning our Interests since you will be allocated a proportionate share of our tax preference items. Our General Partner’s and/or our Investment Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, if all or a portion of our lending activities are not generated from a trade or business, then a portion of our management fees and other costs related to those investments could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur state and foreign tax liabilities and have an obligation to file state or foreign tax returns.

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

Some of the distributions made with respect to our Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciate our investments in leased Capital Assets over the term of our existence and/or borrowers repay loans we have made to them, it is very likely that a portion of each distribution made by us will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Interests is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Interests, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you have received and will continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Number of Partners
Title of Class	As of March 17, 2014
General Partner	1
Limited partners	7,058

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We made distributions to limited partners totaling $20,705,645, $20,706,372 and $18,987,222 for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, we made distributions to our General Partner of $209,148, $209,155 and $191,790 for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $724.32 per Interest as of December 31, 2013.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation. To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases and operating leases as determined by the most recent third-party appraisals we have obtained for certain assets (ii) the fair market value of our other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Interests outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our Investment Manager in estimating our per Interest value are subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Interest valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $724.32 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

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

•               that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•               that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $724.32 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

					Period from June 19, 2009
					(Commencement of Operations) through
	Years Ended December 31,				December 31,
	2013	2012	2011	2010	2009
Total revenue	$50,233,891	$58,742,744	$46,797,113	$12,835,226	$1,761,154
Net income (loss) attributable to Fund Fourteen	$12,947,701	$12,758,456	$1,387,802	$2,338,378	$(1,584,298)
Net income (loss) attributable to Fund Fourteen
allocable to limited partners	$12,818,224	$12,630,871	$1,373,924	$2,314,994	$(1,568,455)
Net income (loss) attributable to Fund Fourteen
allocable to General Partner	$129,477	$127,585	$13,878	$23,384	$(15,843)

Weighted average number of limited partnership interests outstanding	258,812	258,829	243,491	131,915	32,161
Net income (loss) attributable to Fund Fourteen per weighted average
limited partnership interest outstanding	$49.53	$48.80	$5.64	$17.55	$(48.77)
Distributions to limited partners	$20,705,645	$20,706,372	$18,987,222	$9,695,337	$964,235
Distributions per weighted average limited partnership interest outstanding	$80.00	$80.00	$77.98	$73.50	$29.98
Distributions to General Partner	$209,148	$209,155	$191,790	$97,933	$9,636

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total assets	$410,277,896	$433,078,157	$458,648,791	$208,759,132	$59,567,064
Non-recourse long-term debt	$185,275,365	$200,660,283	$221,045,626	$42,642,708	$-
Partners' equity	$186,047,883	$194,053,315	$202,214,872	$161,677,642	$58,615,050

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period, from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our Interests in Capital Assets. After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during our liquidation period.

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

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2014, due to factors such as the rate of employment expansion, and greater certainty with respect to U.S. tax and budget policies.

 Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2013, 2012 and 2011:

Telecommunications Equipment

Between September 2009 and February 2010, we purchased telecommunications equipment for approximately $11,800,000 that was leased to Global Crossing.  Each of the leases were for a period of 36 months. On September 30, 2012, November 30, 2012 and February 28, 2013, Global Crossing exercised its option to purchase this telecommunications equipment at lease expiration for approximately $1,065,000, $427,000 and $642,000, respectively. No gain or loss was recorded as a result of the transactions.

On February 28, 2011, we purchased telecommunications equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing.  The lease was for a period of 36 months. On February 28, 2014, Global Crossing exercised its option to purchase the telecommunications equipment at lease expiration for approximately $1,423,000.

On June 9, 2011, a joint venture owned by us and ICON ECI Fund Fifteen, L.P., an entity also managed by our Investment Manager (“Fund Fifteen”), purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing.  The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, Fund Fifteen contributed approximately $1,836,000 of capital, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 70.8% by us and 29.2% by Fund Fifteen. On October 20, 2011, we exchanged our 70.8% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden for the aggregate purchase price of $67,000,000. Simultaneously, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On June 21, 2011, we purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. The tanker was simultaneously bareboat chartered to Center Navigation, a wholly-owned subsidiary of Geden, for a period of five years.

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden have only partially satisfied their lease payment obligations related to the three vessels. During the three months ended June 30, 2013, the outstanding amount became more than 90 days past due and we placed the leases on a non-accrual status. Our Investment Manager and Geden are currently negotiating a restructure of the leases. Our Investment Manager has assessed the collectability of the rental amounts due from Geden over the terms of the leases as well as Geden’s ability to satisfy the purchase obligation prices at the end of the leases. As part of this assessment, our Investment Manager also considered the expected fair value at the end of the lease terms of the vessels that are subject to the leases. Our Investment Manager has determined that Geden will be able to satisfy the rental payment obligations during the terms of the leases and has estimated that the future values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the end of the leases. As a result, our Investment Manager has concluded that no credit loss reserve is required for the year ended December 31, 2013.

On March 29, 2011, we and ICON Leasing Fund Twelve, LLC, an entity also managed by our Investment Manager (“Fund Twelve”), entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two VLCCs (collectively, the “AET Vessels”). The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt (collectively with the non-recourse long-term debt on the aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of 10 years.  On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels.  The Sub Debt is for a period of 60 months and at our option may be extended for an additional 12 months. The Sub Debt is secured by the equity of the joint venture.

In connection with the non-recourse long-term debt incurred related to the acquisition of the AET Vessels and the Center, we entered into non-designated interest rate swap agreements to effectively fix the variable interest rates (see Notes 7 and 10 to our consolidated financial statements). For the years ended December 31, 2013, 2012 and 2011, these interest rate swaps generated a (gain) loss of $(1,514,319), $4,478,985 and $12,557,138, respectively.

On December 19, 2011, we, through a joint venture owned 60% by Fund Fifteen and 40% by us, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity.  As of December 31, 2013, the joint venture has recorded notes payable to Fund Fifteen and us in the amount of $3,862,916 and $2,575,278, respectively.  The notes bear interest at 15.5% per year and mature on June 4, 2019. The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, we, through a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen. The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners for a period of eight years. Our contribution to the joint venture was approximately $4,690,000.

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

Motor Coaches

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for approximately $4,500,000 and leased the buses to Dillion’s Bus Service, Inc. (“DBS”). On May 13, 2010, we purchased fifteen additional 2010 MCI J4500 motor coach buses for approximately $5,900,000 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  The leases with DBS and Lakefront are for a period of 60 months commencing on June 1, 2010.

On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments.   On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases to 24 of 26 motor coaches to CAM Leasing. On October 19, 2012, the remaining two motor coaches were sold for approximately $551,000.  No material gain or loss was recorded as a result of this transaction.

Gas Compressors

During 2009, a joint venture between us and Fund Twelve purchased eight natural gas compressors for approximately $11,298,000, which were simultaneously leased to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule was for a period of 48 months and was scheduled to expire on August 31, 2013.  As of September 30, 2009, we contributed approximately $5,084,000 to the joint venture, after which our and Fund Twelve’s ownership interests were 45% and 55%, respectively.  On April 1, 2010, we sold a 4.467% ownership interest in the joint venture to Hardwood Partners, LLC for $450,000.

On July 15, 2011, the joint venture amended its master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture financed the future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013.  On September 29, 2011, we received a distribution of approximately $4,300,000 from the joint venture, which included the return of our capital.  In connection with the distribution, we recorded approximately $949,000 of additional income from investment in joint ventures. On May 30, 2013, the joint venture, in accordance with the terms of its lease, sold the eight gas compressors to APMC for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000.

Oil Field Services Equipment

On February 15, 2013, we, through a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P., an entity also managed by our Investment Manager (“ECI Partners”), purchased onshore oil field services equipment from

Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000 which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $3,606,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

Notes Receivable

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to the INOVA Borrowers. Effective January 1, 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture. The aggregate principal balance of the notes on January 1, 2011 was approximately $6,831,000, and the notes bore interest at 15% per year and were scheduled to mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000.

During 2009, a joint venture between us and Fund Twelve made a term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 term loan facility.  The loan bore interest at 20% per year and was for a period of 33 months beginning on January 1, 2010. The loan was secured by a second priority security interest in all of Quattro Plant’s rail support construction equipment, among other collateral. Effective January 1, 2011, we exchanged our 40.195% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligations in connection with its term loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On March 3, 2010, we provided a senior term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”).  The loan bore interest at 18% per year and was for a period of 48 months. The loan was secured by a first priority security interest in point of sale equipment, which was valued at approximately $15,166,000 on the date the transaction occurred. On December 23, 2010, the payment obligations were restructured and the term loan was extended through July 15, 2014. As of December 31, 2011, we recorded a credit loss reserve of $620,000.  During 2012, we reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on our consolidated statements of operations. On May 2, 2012, NL III satisfied their obligations in connection with the senior term loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was written off.

On September 1, 2010, we made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000.  The loan bore interest at 13% per year and was for a period of 48 months.  The term loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the term loan by making a prepayment of approximately $2,135,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of approximately $84,000.

On September 24, 2010, we made a term loan of $5,250,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility.  The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment, which was valued at approximately $121,200,000 on the date the transaction occurred.  On May 22, 2012, Northern Crane satisfied its obligation in connection with the term loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000, which was recognized as additional finance income.

On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of

Western Drilling’s rigs has declined, which led to Western Drilling’s failure to meet recent payment obligations in 2013. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. The net carrying value of the non-accrual status loan (the estimated value of the recoverable collateral less estimated selling costs) at December 31, 2013 was $4,685,175. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $635,000 for the year ended December 31, 2013. As a non-accrual status loan, any future changes in the fair value of the recoverable collateral will be recorded as an adjustment to the credit loss reserve. However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility.  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On February 3, 2012, we made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000 on the date the transaction occurred.  In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone.  Between April and October 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000, which was recognized as additional finance income.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS as part of a $42,755,000 term loan facility.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months.  The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $145,000 for the year ended December 31, 2012.  During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of collateral.  No finance income was recognized on the impaired loan during the year ended December 31, 2013. As of December 31, 2013, we have fully reserved for the remaining balance of the loan of $2,958,795. We continue to pursue all legal remedies to obtain payment.

On June 22, 2012, we made a term loan in the amount of $1,855,000 to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On September 27, 2012, we made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to Frontier as part of a $5,000,000 term loan facility.  The loan bears interest at 14% per year and is for a period of 66 months.  The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier's other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $346,000, which included a prepayment fee of approximately $36,000, which was recognized as additional finance income.

On September 10, 2012, a joint venture owned by us and Fund Fifteen made a term loan in the amount of $12,410,000 to Superior as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were collectively valued at approximately $32,387,000 on the date the transaction occurred. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 80% by us and 20% by Fund Fifteen.  Immediately thereafter, we exchanged our 80% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAE as part of an $80,000,000 term loan facility.  The loan bears interest at 13.5% per year and is for a period of 48 months.  The loan is secured by, among other things, a first priority security interest on all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility. The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000 on the date the transaction occurred. The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $8,780,000. We recognized a loss of approximately $577,000, which is included in finance income. The loss was due to the write-off of initial direct costs.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000 on the date the transaction occurred. The value of the collateral on the date the transaction occurred exceeded the total amount of the first and second liens.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold and package printed commercial envelopes, which was valued at $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt secured by our interest in the secured term loan to, and collateral from, Cenveo. The non-recourse long-term debt matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt, of which our share is $2,200,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000 on the date the transaction occurred, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2013, 2012 and 2011, we paid acquisition fees to our Investment Manager of approximately $1,550,000, $3,951,000 and $9,031,000, respectively.

Subsequent Events

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager, purchased mining equipment, which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•   Lease classification and revenue recognition;

•   Asset impairments;

•   Depreciation;

•   Notes receivable and revenue recognition;

•   Credit quality of notes receivable and finance leases and credit loss reserve; and

•   Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager  is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-

based metrics and credit loss reserve. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager  analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager  periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

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

Results of Operations for the Years Ended December 31, 2013 (“2013”) and 2012 (“2012”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2013		2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$82,973,187	37%	$83,471,511	36%
Marine - dry bulk vessels	62,759,869	28%	63,625,502	28%
Petrochemical facility	27,600,946	12%	24,854,108	11%
Manufacturing equipment	10,104,252	5%	10,184,979	4%
Printing equipment	8,909,250	4%	-	-
Trailers	7,097,207	3%	-	-
Telecommunications equipment	6,520,397	3%	11,871,497	5%
Analog seismic system equipment	5,650,423	3%	7,673,321	3%
Aircraft parts	5,063,617	2%	5,812,638	3%
Land drilling rigs	4,685,175	2%	7,702,114	3%
Oil field services equipment	1,865,907	1%	11,668,486	5%
Metal cladding and production equipment	-	-	2,920,657	1%
Rail support construction equipment	-	-	773,031	1%
	$223,230,230	100%	$230,557,844	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013	2012
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	42%	49%
Jurong Aromatics Corporation Pte. Ltd.	Petrochecmical facility	15%	9%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - Crude oil tankers	10%	7%
Revstone Transportation, LLC	Automotive manufacturing
	equipment	-	10%
		67%	75%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2013		2012
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$136,804,707	93%	$150,508,741	93%
Motor coaches	5,918,821	4%	6,963,074	4%
Packaging equipment	3,847,166	3%	4,468,831	3%
	$146,570,694	100%	$161,940,646	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2013 and 2012, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013	2012
AET Inc. Limited	Marine - crude oil tankers	89%	83%

Revenue for 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Finance income	$19,694,870	$27,572,861	$(7,877,991)
Rental income	28,846,398	31,089,039	(2,242,641)
Income (loss) from investment in joint ventures	1,393,023	(18,175)	1,411,198
Other income	299,600	99,019	200,581
Total revenue	$50,233,891	$58,742,744	$(8,508,853)

Total revenue for 2013 decreased $8,508,853, or 14.5%, as compared to 2012. The decrease was primarily due to a reduction in finance income as the result of three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status during 2013. The decrease in rental income was the result of the termination of two operating leases during or subsequent to 2012. These decreases were partially offset by an increase in income from joint ventures as the result of entering into four additional joint ventures during or subsequent to 2012.

Expenses for 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Management fees	$1,908,614	$3,205,434	$(1,296,820)
Administrative expense reimbursements	2,393,312	4,029,397	(1,636,085)
General and administrative	2,693,471	2,244,418	449,053
Credit loss	3,430,882	2,636,066	794,816
Depreciation	15,369,952	17,069,071	(1,699,119)
Interest	10,591,319	11,353,724	(762,405)
(Gain) loss on derivative financial instruments	(1,521,687)	4,478,985	(6,000,672)
Total expenses	$34,865,863	$45,017,095	$(10,151,232)

Total expenses for 2013 decreased $10,151,232, or 22.5%, as compared to 2012. The change from a loss to a gain on derivative financial instruments was due to favorable movements in interest rates on our five non-designated interest rate swaps. The decrease in depreciation was the result of the termination of two operating leases during or subsequent to 2012. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager. The decrease in management fees was due to the termination of certain leases and the satisfaction of several notes receivable during or subsequent to 2012. The decrease in interest expense was the result of scheduled repayments on our non-recourse long-term debt.  The decrease was partially offset by a higher credit loss recorded during 2013 related to Western Drilling as compared to 2012 related to Kanza.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,453,134, from $967,193 in 2012 to $2,420,327 in 2013. The increase was primarily due to the change in fair value of the non-designated interest swap contracts in connection with a related party’s minority interest in our four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for 2013 and 2012 was $12,947,701 and $12,758,456, respectively. Net income attributable to us per weighted average Interest outstanding for 2013 and 2012 was $49.53 and $48.80, respectively.

Results of Operations for the Years Ended December 31, 2012 (“2012”) and 2011 (“2011”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2012		2011
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$83,471,511	36%	$83,281,204	38%
Marine - dry bulk vessels	63,625,502	28%	64,855,374	30%
Petrochemical facility	24,854,108	11%	23,630,939	12%
Telecommunications equipment	11,871,497	5%	13,298,467	6%
Oil field services equipment	11,668,486	5%	-	-
Manufacturing equipment	10,184,979	4%	-	-
Land drilling rigs	7,702,114	3%	8,943,275	4%
Analog seismic system equipment	7,673,321	3%	5,352,925	2%
Aircraft parts	5,812,638	3%	-	-
Metal cladding and production equipment	2,920,657	1%	4,187,531	2%
Rail support construction equipment	773,031	1%	2,291,360	1%
Point of sale equipment	-	-	5,839,575	3%
Cranes and transportation equipment	-	-	4,700,665	2%
	$230,557,844	100%	$216,381,315	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	49%	55%
Revstone Transportation, LLC	Automotive manufacturing
	equipment	10%	-
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	7%	10%
		66%	65%

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

Total expenses for 2012 decreased $2,052,786, or 4.4%, as compared to 2011. The decrease was primarily attributable to a decrease in loss on derivative financial instruments related to our five non-designated interest rate swaps due to movements in interest rates. The decrease in administrative expenses reimbursements was due to lower costs incurred on our behalf by our Investment Manager. These decreases were partially offset by an increase in depreciation expense, which was attributable to the equipment acquired pursuant to four operating leases entered into during 2011. Interest expense increased as a result of debt incurred in 2011. The increase in credit loss resulted from establishing a credit loss reserve during 2012 relating to certain notes receivable.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $2,627,763, from net loss of $1,660,570 in 2011 to a net income of $967,193 in 2012. The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s minority interest in our four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for 2012 and 2011 was $12,758,456 and $1,387,802, respectively. Net income attributable to us per weighted average Interest outstanding for 2012 and 2011 was $48.80 and $5.64, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2013 compared to December 31, 2012.

Total Assets

Total assets decreased $22,800,261, from $433,078,157 at December 31, 2012 to $410,277,896 at December 31, 2013. The decrease in total assets was primarily the result of distributions made to our partners and depreciation of our leased equipment at cost, partially offset by cash receipts from financing and operating transactions during 2013.

Total Liabilities

Total liabilities decreased $17,115,915, from $227,009,135 at December 31, 2012 to $209,893,220 at December 31, 2013. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt and the decrease in the liability position of our derivative financial instruments related to our interest rate swaps, partially offset by the increase in accrued interest related to our Sub Debt.

Equity

Equity decreased $5,684,346, from $206,069,022 at December 31, 2012 to $200,384,676 at December 31, 2013. The decrease was primarily the result of distributions made to our partners, partially offset by our net income in 2013.

Liquidity and Capital Resources

Summary

At December 31, 2013 and 2012, we had cash and cash equivalents of $9,526,625 and $18,719,517, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2013, the cash reserve was $1,288,235. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At December 31, 2013, we had $11,096,813 available under a revolving line of credit, pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$26,708,171	$30,382,955	$27,353,066
Investing activities	536,229	(21,074,590)	(99,139,587)
Financing activities	(36,437,292)	(39,372,357)	56,253,024
Net decrease in cash and cash equivalents	$(9,192,892)	$(30,063,992)	$(15,533,497)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

 Cash provided by operating activities decreased $3,674,784, from $30,382,955 in 2012 to $26,708,171 in 2013. The decrease was primarily due to a decrease of receipts as a result of the satisfaction of several notes receivable, the termination of certain leases during or subsequent to 2012 and Geden’s partial satisfaction of their lease payment obligations during 2013.

Investing Activities

Cash flows from investing activities increased $21,610,819, from a use of cash of $21,074,590 in 2012 to a source of cash of $536,229 in 2013.  The increase primarily resulted from the use of less cash to make investments, partially offset by less principal received during 2013 as a result of the satisfaction of certain notes receivable during and subsequent to 2012.

Financing Activities

Cash used in financing activities decreased $2,935,065, from $39,372,357 in 2012 to $36,437,292 in 2013.  The decrease was primarily due to proceeds received from non-recourse long-term debt related to Cenveo, partially offset by the decrease in investment by noncontrolling interests during 2013.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2013 of $185,275,365.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

On April 20, 2012, the joint venture which owns the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in our Senior Debt loan agreement restricts our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. At December 31, 2013, $8,460,964 was classified as restricted cash. While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 through December 31, 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

We were notified of an event of default related to certain financial covenants in connection with the non-recourse long-term debt associated with the Amazing, the Fantastic and the Center, as a result of reduced charter hire payments.  The lender has reserved, but not exercised, its rights under the loan agreements.  On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants.  The interest rate and maturity date remain the same.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2013, we had $11,096,813 available under the Facility pursuant to the borrowing base.

The Facility was extended through March 31, 2015.  The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, make monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to make such distributions until the termination of our operating period. We made distributions to our limited partners in the amount of $20,705,645, $20,706,372 and $18,987,222 in 2013, 2012 and 2011, respectively.  We made distributions to our General Partner in the amount of $209,148, $209,155 and $191,790 in 2013, 2012 and 2011, respectively. We made distributions to our noncontrolling interests in the amount of $99,241, $750,746 and $6,046,713 in 2013, 2012 and 2011, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2013.

At December 31, 2013, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2013 and 2012, our outstanding non-recourse long-term indebtedness was $185,275,365 and $200,660,283, respectively.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2013:

	Payments Due by Period
		Less Than	1 - 3	4 - 5
	Total	1 Year	Years	Years	Thereafter

Non-recourse debt	$185,275,365	$42,342,287	$61,357,336	$42,875,742	$38,700,000
Non-recourse debt interest and interest rate swap payments*	40,282,547	14,065,603	14,394,727	7,577,288	4,244,929
Other liabilities	9,000,000	-	-	9,000,000	-
	$234,557,912	$56,407,890	$75,752,063	$59,453,030	$42,944,929

*These amounts contain (1) future interest payments on non-recourse debt that reflect the applicable fixed or variable rate in effect at December 31, 2013 and (2) future cash flows on interest rate swaps that reflect interest rates in effect at December 31, 2013. The cash flows on the non-recourse debt and the future cash flows on interest rate swaps, individually, will differ, perhaps significantly, based on applicable market interest rates during their remaining term. However, since the purpose of our interest rate swaps is to fix the interest payments, when aggregated as in the above table, such amounts are not expected to differ during their remaining term.

 On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Lines Pte. Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2013 and 2012, we had restricted cash of $10,860,964 and $6,838,606, respectively.

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

If interest rates increase or decrease significantly, leases and notes receivable already in place would generally not be affected.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit. As of December 31, 2013, the principal balance on our fixed-rate notes receivable was $87,785,914. As of December 31, 2013, our fixed-rate non-recourse long-term debt was $52,416,115. As of December 31, 2013, the principal balance on our seller’s credit, which is classified in other liabilities on our consolidated balance sheets was $7,895,318.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit would warrant as of December 31, 2013 and are indicative of the interest rate environment as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit to be $87,922,693, $53,250,667 and $7,930,974, respectively, as of December 31, 2013.

We currently have nine outstanding notes payable, which are our non-recourse debt obligations. The interest rates for the non-recourse debt obligations are either (i) variable interest rate, (ii) fixed until September 2014, at which time they will be adjusted to the then current LIBOR rate plus a fixed margin, or (iii) variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these fixed positions since increases or decreases in interest rates have no effect on our interest payments since those amounts have been fixed pursuant to the contracts. Therefore, the conditions in the credit markets as of December 31, 2013 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts due as of December 31, 2013. Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

As of December 31, 2013, we had five interest rate swaps that are non-designated with an aggregate notional balance of $127,175,000 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively eliminate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.  A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $4,204,000 whereas a hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $4,016,000.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amount as of December 31, 2013.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 21, 2014

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets

Cash and cash equivalents	$9,526,625	$18,719,517
Restricted cash	10,860,964	6,838,606
Net investment in finance leases	133,799,368	140,272,169
Leased equipment at cost (less accumulated depreciation
of $44,364,515 and $28,994,563, respectively)	146,570,694	161,940,646
Net investment in notes receivable	89,430,862	90,285,675
Note receivable from joint venture	2,575,278	2,442,457
Investment in joint ventures	10,680,776	5,568,255
Other assets	6,833,329	7,010,832
Total assets	$410,277,896	$433,078,157
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$185,275,365	$200,660,283
Derivative financial instruments	6,281,705	11,395,234
Deferred revenue	3,253,862	3,396,115
Due to General Partner and affiliates, net	522,643	28,617
Accrued expenses and other liabilities	14,559,645	11,528,886
Total liabilities	209,893,220	227,009,135

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	186,487,068	194,412,829
General Partner	(439,185)	(359,514)
Total partners' equity	186,047,883	194,053,315
Noncontrolling interests	14,336,793	12,015,707
Total equity	200,384,676	206,069,022
Total liabilities and equity	$410,277,896	$433,078,157

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenue:
Finance income	$19,694,870	$27,572,861	$19,785,844
Rental income	28,846,398	31,089,039	25,458,743
Income (loss) from investment in joint ventures	1,393,023	(18,175)	1,353,427
Other income	299,600	99,019	199,099
Total revenue	50,233,891	58,742,744	46,797,113
Expenses:
Management fees	1,908,614	3,205,434	1,943,217
Administrative expense reimbursements	2,393,312	4,029,397	5,241,199
General and administrative	2,693,471	2,244,418	3,393,938
Credit loss	3,430,882	2,636,066	620,000
Depreciation	15,369,952	17,069,071	14,185,603
Interest	10,591,319	11,353,724	9,128,786
(Gain) loss on derivative financial instruments	(1,521,687)	4,478,985	12,557,138
Total expenses	34,865,863	45,017,095	47,069,881
Net income (loss)	15,368,028	13,725,649	(272,768)
Less: net income (loss) attributable to noncontrolling interests	2,420,327	967,193	(1,660,570)
Net income attributable to Fund Fourteen	$12,947,701	$12,758,456	$1,387,802

Net income attributable to Fund Fourteen allocable to:
Limited partners	$12,818,224	$12,630,871	$1,373,924
General Partner	129,477	127,585	13,878
	$12,947,701	$12,758,456	$1,387,802

Weighted average number of limited partnership interests outstanding	258,812	258,829	243,491
Net income attributable to Fund Fourteen per weighted average limited
partnership interest outstanding	$49.53	$48.80	$5.64

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership	Limited	General	Total Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2010	192,774	$161,777,674	$(100,032)	$161,677,642	$787,101	$162,464,743

Net income (loss)	-	1,373,924	13,878	1,387,802	(1,660,570)	(272,768)
Repurchase of limited partnership
interests	(65)	(53,498)	-	(53,498)	-	(53,498)
Proceeds from sale of limited
partnership interests	66,123	65,673,533	-	65,673,533	-	65,673,533
Sales and offering expenses	-	(7,291,595)	-	(7,291,595)	-	(7,291,595)
Distributions	-	(18,987,222)	(191,790)	(19,179,012)	(6,046,713)	(25,225,725)
Investment by noncontrolling interests	-	-	-	-	20,316,111	20,316,111
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(1,734,169)	(1,734,169)
Balance, December 31, 2011	258,832	202,492,816	(277,944)	202,214,872	11,661,760	213,876,632

Net income	-	12,630,871	127,585	12,758,456	967,193	13,725,649
Repurchase of limited partnership
interests	(5)	(4,486)	-	(4,486)	-	(4,486)
Distributions	-	(20,706,372)	(209,155)	(20,915,527)	(750,746)	(21,666,273)
Investment by noncontrolling interests	-	-	-	-	2,683,745	2,683,745
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(2,546,245)	(2,546,245)
Balance, December 31, 2012	258,827	194,412,829	(359,514)	194,053,315	12,015,707	206,069,022

Net income	-	12,818,224	129,477	12,947,701	2,420,327	15,368,028
Repurchase of limited partnership
interests	(55)	(38,340)	-	(38,340)	-	(38,340)
Distributions	-	(20,705,645)	(209,148)	(20,914,793)	(99,241)	(21,014,034)
Balance, December 31, 2013	258,772	$186,487,068	$(439,185)	$186,047,883	$14,336,793	$200,384,676

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$15,368,028	$13,725,649	$(272,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income, net of costs and fees	(1,468,870)	(477,426)	840,302
(Income) loss from investment in joint ventures	(1,393,023)	18,175	(1,353,427)
Depreciation	15,369,952	17,069,071	14,185,603
Credit loss	3,430,882	2,636,066	620,000
Interest expense from amortization of debt financing costs	858,340	975,887	729,195
Interest expense, other	407,403	385,349	235,870
Other income	-	(17,544)	(10,577)
(Gain) loss on derivative financial instruments	(5,120,897)	731,806	10,619,755
Changes in operating assets and liabilities:
Restricted cash	(4,022,358)	(4,338,606)	(2,500,000)
Other assets, net	(780,503)	(1,879,630)	642,319
Accrued expenses and other liabilities	2,623,356	1,724,637	347,991
Deferred revenue	(142,253)	199,370	2,193,998
Due to General Partner and affiliates	494,026	(369,849)	(299,286)
Distributions from joint ventures	1,084,088	-	1,374,091
Net cash provided by operating activities	26,708,171	30,382,955	27,353,066
Cash flows from investing activities:
Proceeds from sale of equipment	641,942	2,043,031	-
Purchase of equipment	-	-	(79,564,939)
Principal received on finance leases	5,334,418	5,836,609	6,790,895
Investment in joint ventures	(7,977,988)	(4,797,315)	(1,050,000)
Distributions received from joint ventures in excess of profits	3,174,402	240,221	3,817,746
Investment in notes receivable	(16,640,437)	(64,095,652)	(33,157,413)
Principal received on notes receivable	16,003,892	39,698,516	6,824,124
Investment in note receivable from joint venture	-	-	(2,800,000)
Net cash provided by (used in) investing activities	536,229	(21,074,590)	(99,139,587)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	5,850,000	-	22,000,000
Repayment of non-recourse long-term debt	(21,234,918)	(20,385,343)	(15,597,082)
Proceeds from revolving line of credit, recourse	10,500,000	-	-
Repayment of revolving line of credit, recourse	(10,500,000)	-	-
Debt financing costs	-	-	(4,420,000)
Sale of limited partnership interests	-	-	65,673,533
Sales and offering expenses paid	-	-	(6,166,877)
Deferred charges	-	-	(273,438)
Investment by noncontrolling interests	-	2,683,745	20,316,111
Distributions to noncontrolling interests	(99,241)	(750,746)	(6,046,713)
Distributions to partners	(20,914,793)	(20,915,527)	(19,179,012)
Repurchase of limited partnership interests	(38,340)	(4,486)	(53,498)
Net cash (used in) provided by financing activities	(36,437,292)	(39,372,357)	56,253,024
Net (decrease) increase in cash and cash equivalents	(9,192,892)	(30,063,992)	(15,533,497)
Cash and cash equivalents, beginning of year	18,719,517	48,783,509	64,317,006
Cash and cash equivalents, end of year	$9,526,625	$18,719,517	$48,783,509

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,086,182	$11,814,779	$9,888,212
Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses charged to equity	$-	$-	$1,124,718
Exchange of noncontrolling interest in investment in joint ventures for
net investment in notes receivable	$-	$-	$10,450,296
Exchange of net investment in finance lease for noncontrolling interest in
investment in joint venture	$-	$-	$1,774,724
Exchange of net investment in note receivable for noncontrolling interest in
investment in joint venture	$-	$2,546,245	$-
Equipment purchased with non-recourse long-term debt paid directly by lender	$-	$-	$172,000,000
Equipment purchased with subordinated financing provided by seller	$-	$-	$9,000,000

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(1)       Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” or “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

We are engaged in one business segment: the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.  We will continue until December 31, 2020, unless terminated sooner.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners.  To achieve this objective, we: (i) have acquired and continue to acquire a diversified portfolio by making investments in Capital Assets; (ii) have made and may make in the future monthly distributions, at our general partner’s discretion, to our partners commencing, with respect to each partner, the month following such partner’s admission to us and continuing until the end of the operating period; (iii) have reinvested and will continue to reinvest substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our partners during our liquidation period.

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, the Capital Assets we invest in. Our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

We are currently in our operating period, which commenced on May 19, 2011.  With the proceeds from the sale of limited partnership interests (“Interests”), we invested and continue to invest in a diverse pool of Capital Assets and established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital. Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000.  Upon the Commencement of Operations, we returned the initial capital contribution of $1,000 to ICON Capital.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, we paid the following fees in connection with the offering of our Interests:  (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of our General Partner and the dealer-manager of our offering (“ICON Securities”).  In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partners’ equity.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to our General Partner until the aggregate amount of distributions made to limited partners equals the sum of the limited partners’ aggregate capital contributions plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily.  After such time, distributions will be allocated 90% to the limited partners and 10% to our General Partner.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions.  We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

Net income (loss) attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

December 31, 2013

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

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

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination or to whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of 2.5% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed.

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of (gain) loss on derivative financial instruments in the consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

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

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense in our consolidated statements of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarified ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The adoption of ASU 2013-01 became effective for us on January 1, 2013 and resulted in additional disclosure requirements, which were incorporated into Note 10 “Derivative Financial Instruments.”

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2013	2012
Principal outstanding	$91,113,235	$87,750,115
Initial direct costs	5,713,226	7,291,683
Deferred fees	(1,493,000)	(1,816,123)
Credit loss reserve	(5,902,599)	(2,940,000)
Net investment in notes receivable	$89,430,862	$90,285,675

On June 29, 2009, we and ICON Leasing Fund Twelve LLC, an entity also managed by our Investment Manager (“Fund Twelve”), entered into a joint venture for the purpose of making term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”). Effective January 1, 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture. The aggregate principal balance of the notes on January 1, 2011 was approximately $6,831,000, and the notes bore interest at 15% per year and were scheduled to mature on August 1, 2014.  No gain or loss was recorded as a result of this transaction.  Upon completion of the exchange, the joint venture was deconsolidated and then terminated. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000.

During 2009, a joint venture between us and Fund Twelve made a term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 term loan facility.  The loan bore interest at 20% per year and was for a period of 33 months beginning on January 1, 2010.  The loan was secured by a second priority security interest in all of Quattro Plant’s rail support construction equipment, among other collateral. Effective January 1, 2011, we exchanged all our 40.195% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the loan receivable. No gain or loss was recorded as a result of this transaction. Upon completion of the exchange, the joint venture was terminated. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligations in connection with its term loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On March 3, 2010, we provided a senior term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”). The loan bore interest at 18% per year, which was payable for a period of 48 months and was secured by a first priority security interest in point of sale equipment. On December 23, 2010, the payment obligations were restructured and the term loan was extended through July 15, 2014. As of December 31, 2011, we recorded a credit loss reserve of $620,000. During 2012, we reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on our consolidated statements of operations. On May 2, 2012, NL III satisfied their obligations in connection with the senior term loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was written off.

On September 1, 2010, we made a term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000. The loan bore interest at 13% per year and was for a period of 48 months.  The term loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the term loan by making a prepayment of approximately $2,135,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of approximately $84,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

On September 24, 2010, we made a term loan to Northern Crane Services, Inc. (“Northern Crane”) in the amount of $5,250,000.  The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligation in connection with the term loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000, which was recognized as additional finance income.

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively “Western Drilling”) in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property.  Due to a change in market demand, the utilization of Western Drilling’s rigs has declined, which led to Western Drilling’s failure to meet recent payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. The net carrying value of the non-accrual status loan (the estimated value of the recoverable collateral less estimated selling costs) at December 31, 2013 was $4,685,175. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $635,000 for the year ended December 31, 2013. As a non-accrual status loan, any future changes in the fair value of the recoverable collateral will be recorded as an adjustment to the credit loss reserve.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).  The loan bears interest at rates ranging between 12.50% to 15% per year and matures in January 2021. The loan is secured by a second priority interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

On February 3, 2012, we made a term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone. Between April and October 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan. The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000, which was recognized as additional finance income.

On February 29, 2012, we made a term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”). The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $145,000 for the year ended December 31, 2012.  During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the year ended December 31, 2013. As of December 31, 2013, we have fully reserved the remaining balance of the loan of $2,958,795. We continue to pursue all legal remedies to obtain payment.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

On June 22, 2012, we made a term loan in the amount of $1,855,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”). The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On September 27, 2012, we made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500. The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months. The loan is secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of approximately $346,000, which included a prepayment fee of approximately $36,000, which was recognized as additional finance income.

On September 10, 2012, a joint venture owned by us and ICON ECI Fund Fifteen, L.P., an entity also managed by our Investment Manager (“Fund Fifteen”), made a term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”). The loan bears interest at 12% per year and is for a period of 60 months. The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 80% by us and 20% by Fund Fifteen. Immediately thereafter, we exchanged our 80% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”). The loan bears interest at 13.5% per year and is for a period of 48 months. The loan is secured by, among other things, a first priority security interest on all the existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings. In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”). The loan bore interest at one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets. The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $8,780,000. We recognized a loss of approximately $577,000, which is included in finance income. The loss was due to the write-off of initial direct cost.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”).  The loan bears interest at 12.25% per year and is for a period of 42 months.  The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

  On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share is $2,200,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

(4)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$173,278,436	$188,100,132
Estimated residual values	2,217,587	2,859,529
Initial direct costs	1,877,918	2,538,602
Unearned income	(43,574,573)	(53,226,094)
Net investment in finance leases	$133,799,368	$140,272,169

Telecommunications Equipment

On February 25, 2010, we purchased telecommunications equipment for approximately $4,300,000 and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”) for a period of 36 months. On February 28, 2013, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $642,000. No gain or loss was recorded as a result of this transaction.

On February 28, 2011, we purchased telecommunications equipment for approximately $8,452,000 and simultaneously leased the equipment to Global Crossing for a period of 36 months. On February 28, 2014, Global Crossing exercised its option to purchase the telecommunications equipment at lease expiration for approximately $1,423,000.

On June 9, 2011, a joint venture owned by us and Fund Fifteen purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011.  On August 11, 2011, Fund Fifteen contributed approximately $1,836,000 of capital, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 70.8% by us and 29.2% by Fund Fifteen. On October 20, 2011, we exchanged our 70.8% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”) for the aggregate purchase price of $67,000,000. Simultaneously, the vessels were bareboat chartered back to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and a non-recourse loan in the amount of $43,550,000.

On June 21, 2011, we purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

interest-bearing seller’s credit. The tanker was simultaneously bareboat chartered to Center Navigation Ltd. (“Center Navigation”), a wholly-owned subsidiary of Geden, for a period of five years.

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden have only partially satisfied their lease payment obligations related to the three vessels. During the three months ended June 30, 2013, the outstanding amount became more than 90 days past due and we placed the leases on a non-accrual status. Our Investment Manager and Geden are currently negotiating a restructure of the leases. Our Investment Manager has assessed the collectability of the rental amounts due from Geden over the terms of the leases as well as Geden’s ability to satisfy the purchase obligation prices at the end of the leases. As part of this assessment, our Investment Manager also considered the expected fair value at the end of the lease terms of the vessels that are subject to the leases. Our Investment Manager has determined that Geden will be able to satisfy the rental payment obligations during the terms of the leases and has estimated that the future values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the end of the leases. As a result, our Investment Manager has concluded that no credit loss reserve is required for the year ended December 31, 2013.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2013:

Years Ending December 31,
2014	$28,830,436
2015	17,155,000
2016	76,922,000
2017	50,371,000
2018	-
$173,278,436

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2013	2012
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	174,605,000	174,605,000
Leased equipment at cost	190,935,209	190,935,209
Less: accumulated depreciation	44,364,515	28,994,563
Leased equipment at cost, less accumulated depreciation	$146,570,694	$161,940,646

Depreciation expense was $15,369,952, $17,069,071 and $14,185,603 for the years ended December 31, 2013, 2012 and 2011, respectively.

Telecommunications Equipment

During 2012, Global Crossing exercised its option to purchase telecommunications equipment related to two lease schedules at lease expiration for approximately $1,492,000. No gain or loss was recorded as a result of the transactions.

Motor Coaches

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for approximately $4,500,000 and simultaneously leased the buses to Dillon's Bus Service, Inc. (“DBS”).  On May 13, 2010, we purchased fifteen additional motor coach buses for approximately $5,900,000 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  The leases are for a period of 60 months commencing on June 1, 2010.

On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments. On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases to 24 of 26 motor coaches to CAM Leasing, LLC. On October 19, 2012, the remaining two motor coaches were sold for approximately $551,000. No material gain or loss was recorded as a result of this transaction.

Marine Vessels

On March 29, 2011, we and Fund Twelve entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs” and collectively with the aframax tankers, the “AET Vessels”). The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$22,054,926
2015	18,997,424
2016	19,010,144
2017	18,751,854
2018	18,855,170
Thereafter	40,809,820
$138,479,338

(6)       Investment in Joint Ventures

During 2009, a joint venture between us and Fund Twelve purchased eight natural gas compressors for approximately $11,298,000, which were simultaneously leased to Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P.  Each lease schedule was for a period of 48 months and was scheduled to expire on August 31, 2013.  As of September 30, 2009, we contributed approximately $5,084,000 to the joint venture, after which our and Fund Twelve’s ownership interests were 45% and 55%, respectively.  On April 1, 2010, we sold a 4.467% ownership interest in the joint venture to Hardwood Partners, LLC for $450,000.

On July 15, 2011, the joint venture amended its master lease agreement with APMC requiring APMC to purchase the gas compressors upon lease termination. The joint venture received an amendment fee of $500,000. On September 14, 2011, the joint venture financed the future receivables related to the leases with APMC by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013.  On September 29, 2011, we received a distribution of approximately $4,300,000 from the joint venture, which included the return of our capital.  In connection with the distribution, we recorded approximately $949,000 of additional income from investment in joint ventures. On May 30, 2013, the joint venture, in

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

accordance with the terms of its lease, sold the eight gas compressors to APMC for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo, for $7,500,000.

On December 19, 2011, we, through a joint venture owned 60% by Fund Fifteen and 40% by us, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel's delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2013, the joint venture has recorded notes payable to Fund Fifteen and us in the amount of $3,862,916 and $2,575,278, respectively.  The notes bear interest at 15.5% per year and mature on June 4, 2019.  The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, we, through a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. Our contribution to the joint venture was approximately $4,690,000.

On February 15, 2013, we, through a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P., an entity also managed by our Investment Manager (“ECI Partners”), purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $3,606,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

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

(7)       Non-Recourse Long-Term Debt

We had $185,275,365 and $200,660,283 of non-recourse long-term debt at December 31, 2013 and 2012, respectively.

Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

On October 1, 2010, we borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and initially bears interest at a fixed rate of 4.9825% for the first four years. Thereafter, the interest rate will be fixed at LIBOR plus 3.85% on September 29, 2014. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. We have paid and capitalized approximately

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

$653,000 in debt financing costs. We were notified of an event of default related to certain financial covenants in connection with this non-recourse long-term debt associated with these vessels on bareboat charter to Fantastic Shipping Ltd. and Amazing Shipping Ltd., subsidiaries of Geden, as a result of reduced charter hire payments.  The lender has reserved, but not exercised, its rights under the loan agreements.

On March 29, 2011, we, through certain subsidiaries of our joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender has a security interest in the AET Vessels.

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

On April 20, 2012, the joint venture was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service are held in reserve by the Senior Debt lender until such time as the restriction is cured. As of December 31, 2013, $8,460,964 was classified as restricted cash.  While this restriction is in place, we are prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 to December 31, 2013, the Sub Debt lender has certain rights, including step-in rights, which allow it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan is secured by the Center.  We were notified of an event of default related to certain financial covenants in connection with this non-recourse long-term debt associated with the Center on bareboat charter to Center Navigation as a result of reduced charter hire payments.  The lender has reserved, but not exercised, its rights under the loan agreement.  On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants.  The interest rate and maturity date remain the same.

On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC secured by our interest in the secured term loan to, and collateral from, Cenveo. The non-recourse loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.

As of December 31, 2013 and 2012, we had capitalized net debt financing costs of $2,534,141 and $3,335,481, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized additional interest expense of $858,340, $975,887 and $729,195, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2013:

Years Ending December 31,
2014	$42,342,287
2015	16,763,668
2016	44,593,668
2017	31,969,492
2018	10,906,250
Thereafter	38,700,000
$185,275,365

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(8)       Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At December 31, 2013, we had $11,096,813 available under the Facility pursuant to the borrowing base.

The Facility was extended through March 31, 2015.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

(9)       Transactions with Related Parties

We have entered into certain agreements with our General Partner, our Investment Manager and ICON Securities, whereby we pay certain fees and reimbursements to these parties.  ICON Securities was entitled to receive a 3% dealer-manager fee from the gross proceeds from sales of our Interests.

We pay our Investment Manager (i) a management fee of 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the purchase price of each investment we make in Capital Assets.

In addition, we reimbursed our General Partner and its affiliates for organizational and offering expenses incurred in connection with our organization and offering.  The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests are sold in the offering) and the actual costs and expenses incurred by our General Partner and its affiliates.  Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

In addition, our General Partner and its affiliates are reimbursed for administrative expenses incurred in connection with our operations.  Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations.  These costs include our General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our General Partner.

We made distributions to our General Partner of $209,148, $209,155 and $191,790 for the years ended December 31, 2013, 2012 and 2011, respectively.  Our General Partner’s interest in our net income for the years ended December 31, 2013 and 2012 and 2011 was $129,477, $127,585 and $13,878, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

			Years Ended December 31,
Entity	Capacity	Description	2013	2012	2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$-	$273,438
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	-	1,877,234
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	1,550,049	3,951,374	9,030,609
ICON Capital, LLC	Investment Manager	Management fees (4)	1,908,614	3,205,434	1,943,217
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	2,393,312	4,029,397	5,241,199
			$5,851,975	$11,186,205	$18,365,697

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

At December 31, 2013 and 2012, we had a net payable of $522,643 and $28,617, respectively, due to our General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At December 31, 2013 and 2012, we had a note receivable from a joint venture of $2,575,278 and $2,442,457, respectively, and accrued interest of $29,938 and $28,394, respectively (see Note 6). The accrued interest is included in other assets on our consolidated balance sheets.  For the years ended December 31, 2013,  2012 and 2011, interest income relating to the note receivable from the joint venture of $396,770, $404,530, and $17,189, respectively, was recognized and included in finance income on the consolidated statements of operations.

(10)       Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. (“ISDA”) agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on the consolidated balance sheets.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

As of December 31, 2013 and 2012, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2013 and 2012, the termination value would be $6,466,750 and $12,202,772, respectively.

Non-designated Derivatives

As of December 31, 2013 and 2012, we had five interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $127,175,000 and $144,615,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.  Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2013	2012		2013	2012
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps		$-	$-	Derivative financial instruments	$6,281,705	$11,395,234

Warrants	Other assets	$60,525	$53,156		$-	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

Our derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 of $(1,521,687), $4,478,985 and $12,557,138, respectively. The gain recorded for the year ended December 31, 2013 was comprised of gains of $1,514,318 relating to interest rate swaps and $7,369 relating to warrants. The loss recorded for the year ended December 31, 2012 was comprised of a loss of $4,478,985 relating to interest rate swaps. The loss recorded for the year ended December 31, 2011 was comprised of a loss of $12,557,138 relating to interest rate swaps.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Investment Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$60,525	$60,525
Liabilities:
Interest rate swaps	$-	$6,281,705	$-	$6,281,705

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$53,156	$53,156
Liabilities:
Interest rate swaps	$-	$11,395,234	$-	$11,395,234

Our derivative financial instruments, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2 or Level 3. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap (“OIS”) curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2.  Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

As of January 1, 2013, we made two significant, but related, changes to our derivatives valuation methodology: (1) changing from LIBOR-based discount factors to OIS-based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to our consolidated financial statements.

Warrants

As of December 31, 2013 and 2012, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. In addition, one of the significant inputs used in the fair value measurement of our warrants at December 31, 2013 was the observable closing price of the company’s stock on the date of measurement as opposed to the use of an enterprise value to earnings before interest, taxes, depreciation and amortization multiple of 3.01x at December 31, 2012. The change in the input from December 31, 2012 was due to the company that issued the warrants completing its listing on a public exchange during the second quarter of 2013. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in (gain) loss on derivative financial instruments on the consolidated statements of operations.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of December 31, 2013 and 2012:

	Carrying Value at	Fair Value at Impairment Date			Credit loss for the Year
	December 31, 2013	Level 1	Level 2	Level 3	Ended December 31, 2013

Net investment in note receivable	$4,685,175	$-	$-	$5,660,070	$2,943,804

	Carrying Value at	Fair Value at Impairment Date			Credit loss for the Year
	December 31, 2012	Level 1	Level 2	Level 3	Ended December 31, 2012

Net investment in note receivable	$773,031	$-	$-	$4,560,000	$2,976,066

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

Our collateral dependent notes receivable were valued using inputs that are generally unobservable and supported by little or no market data and are classified within Level 3. We utilized a market approach based on published market prices for fair value measurements of the collateral underlying the notes receivable, adjusted by our Investment Manager to reflect the age and location of such collateral.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 5.25% and 12% per year.

	December 31, 2013
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$87,785,914	$87,922,693

Principal outstanding on fixed-rate non-recourse long term debt	$52,416,115	$53,250,667

Other liabilities	$7,895,318	$7,930,974

(12)       Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States and throughout the world.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our rental and finance income.

For the year ended December 31, 2012, we had two lessees that accounted for 66.8% of our rental and finance income.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

For the year ended December 31, 2011, we had two lessees that accounted for 66.9% of our rental and finance income.

As of December 31, 2013 and 2012, equipment on lease to two lessees accounted for approximately 65.2% and 65.2% of total assets, respectively.

As of December 31, 2013 and 2012, we had one lender that accounted for 76.2% and 79.8% of total liabilities, respectively.

(13)       Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$6,081,186	$-	$2,963,813	$10,649,871	$19,694,870
Rental income	$3,172,677	$-	$-	$25,673,721	$28,846,398
Income from investment in joint ventures	$-	$-	$-	$1,393,023	$1,393,023

	At December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,068,288	$-	$-	$130,731,080	$133,799,368
Leased equipment at cost	$9,765,987	$-	$-	$136,804,707	$146,570,694
Net investment in notes receivable	$44,467,551	$-	$27,600,945	$17,362,366	$89,430,862
Note receivable from joint venture	$-	$-	$-	$2,575,278	$2,575,278
Investment in joint ventures	$647,555	$-	$-	$10,033,221	$10,680,776

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$8,799,166	$258,788	$2,569,034	$15,945,873	$27,572,861
Rental income	$5,415,319	$-	$-	$25,673,720	$31,089,039
Loss from investment in joint ventures	$-	$-	$-	$(18,175)	$(18,175)

	At December 31, 2012
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$8,406,244	$-	$-	$131,865,925	$140,272,169
Leased equipment at cost	$11,431,905	$-	$-	$150,508,741	$161,940,646
Net investment in notes receivable	$50,200,480	$-	$24,854,107	$15,231,088	$90,285,675
Note receivable from joint venture	$-	$-	$-	$2,442,457	$2,442,457
Investment in joint ventures	$-	$-	$-	$5,568,255	$5,568,255

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

	Year Ended December 31, 2011
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$5,984,920	$617,278	$373,378	$12,810,268	$19,785,844
Rental income	$5,989,688	$-	$-	$19,469,055	$25,458,743
Income from investment in joint ventures	$1,353,427	$-	$-	$-	$1,353,427

	At December 31, 2011
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$13,298,467	$-	$-	$132,676,065	$145,974,532
Leased equipment at cost	$16,897,421	$-	$-	$164,212,775	$181,110,196
Net investment in notes receivable	$29,023,971	$2,291,360	$23,630,939	$15,460,513	$70,406,783
Note receivable from joint venture	$-	$-	$-	$2,800,000	$2,800,000
Investment in joint ventures	$-	$-	$-	$1,029,336	$1,029,336

(a) Vessels are generally free to trade worldwide.

(14)       Commitments and Contingencies

At the time we acquire or divest our interest in a Capital Asset, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of our operations taken as a whole.

On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Lines Pte. Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At December 31, 2013 and 2012, we had restricted cash of $10,860,964 and $6,838,606, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(15)       Subsequent Events

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager, purchased mining equipment, which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

(16)       Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2013				December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue	$13,935,364	$13,046,773	$11,209,439	$12,042,315	$50,233,891

Net income	$5,833,548	$6,743,027	$277,510	$2,513,943	$15,368,028

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$5,265,805	$5,759,038	$(116,795)	$1,910,176	$12,818,224

Weighted average number of limited
partnership interests outstanding	258,827	258,820	258,816	258,787	258,812

Net income (loss) attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$20.34	$22.25	$(0.45)	$7.38	$49.53

	(unaudited)				Year ended
	Quarters Ended in 2012				December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue	$14,630,438	$14,469,354	$14,721,820	$14,921,132	$58,742,744

Net income (loss)	$5,692,294	$(1,588,257)	$4,405,449	$5,216,163	$13,725,649

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$5,216,010	$(1,470,169)	$4,171,450	$4,713,580	$12,630,871

Weighted average number of limited
partnership interests outstanding	258,832	258,831	258,827	258,827	258,829

Net income (loss) attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$20.15	$(5.68)	$16.12	$18.21	$48.80

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

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

(17)       Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, the partners’ equity included in the consolidated financial statements totaled $186,047,883 and $194,053,315, respectively. The partners’ capital for federal income tax purposes at December 31, 2013 and 2012 totaled $208,354,448 and $215,700,168, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in tax (loss) gain from consolidated joint venture and credit loss between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to us for financial statement reporting purposes to the net income attributable to us for federal income tax purposes:

	Years Ended December 31,
	2013	2012	2011
Net income attributable to Fund Fourteen per consolidated financial statements	$12,947,701	$12,758,456	$1,387,802
Rental income	(645,493)	1,850,848	(28,528)
Depreciation and amortization	682,164	5,293,701	(288,385)
Tax (loss) gain from consolidated joint venture	(2,375,191)	(1,228,640)	16,694,669
Credit loss	3,412,087	2,976,066	620,000
Other	(452,193)	421,413	1,477,312
Net income attributable to Fund Fourteen for federal income tax purposes	$13,569,075	$22,071,844	$19,862,870

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2013
Credit loss reserve	$2,940,000	$2,962,599	$-	$-		$5,902,599

Year Ended December 31, 2012
Credit loss reserve	$620,000	$2,940,000	$-	$620,000	(a)	$2,940,000

Year Ended December 31, 2011
Credit loss reserve	$-	$620,000	$-	$-		$620,000

(a) Represents reversal of credit loss reserve due to change in estimate and removal due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 1992.

Based on its assessment, our General Partner believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director

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

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director
Harry Giovani	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters.

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

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2013	2012	2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$-	$273,438
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	-	1,877,234
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	1,550,049	3,951,374	9,030,609
ICON Capital, LLC	Investment Manager	Management fees (4)	1,908,614	3,205,434	1,943,217
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	2,393,312	4,029,397	5,241,199
			$5,851,975	$11,186,205	$18,365,697

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds.  We made distributions to our General Partner of $209,148, $209,155 and $191,790 for the years ended December 31, 2013, 2012 and 2011, respectively.  Our General Partner’s interest in our net income was $129,477, $127,585 and $13,878 for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)     We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 17, 2014, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees	$464,700	$441,750
Tax fees	192,577	206,448
	$657,277	$648,198

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

10.1Investment Management Agreement, by and between ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and ICON Capital Corp., dated as of May 18, 2009 (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

10.2Commercial Loan Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 16, 2011).

10.3Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).

31.1Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Report of Independent Registered Public Accounting Firm

The Members
ICON Atlas, LLC

We have audited the accompanying statements of operations, changes in members’ equity (deficit), and cash flows of ICON Atlas LLC (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of ICON Atlas, LLC for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 29, 2012

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Balance Sheets
(unaudited)

	December 31,
	2013	2012

Assets
Current assets:
Cash	$16	$711
Current portion of net investment in finance leases	-	7,093,864
Total current assets	16	7,094,575
Non-current assets:
Non-current assets	-	27,456
Total non-current assets	-	27,456
Total assets	$16	$7,122,031

Liabilities and Members’ Equity (Deficit)
Non-recourse long-term debt	$-	$7,901,686
Total liabilities	-	7,901,686

Members’ equity (deficit):
Total members’ equity (deficit)	16	(779,655)
Total liabilities and members’ equity (deficit)	$16	$7,122,031

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(unaudited)	(unaudited)
Revenue:
Finance income	$1,012,839	$1,607,533	$825,880
Rental income	-	-	1,321,491
Total revenue	1,012,839	1,607,533	2,147,371
Expenses:
General and administrative	115,263	38,419	32,308
Interest	232,647	418,106	160,255
Depreciation	-	-	500,646
Total expenses	347,910	456,525	693,209
Net income	$664,928	$1,151,008	$1,454,162

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Members’ Equity (Deficit)

Members’ Equity (Deficit)

Balance, December 31, 2010	$9,394,861

Net income	1,454,162
Distributions to members	(12,803,881)

Balance, December 31, 2011	(1,954,858)

Net income (unaudited)	1,151,008
Contributions from members (unaudited)	24,195

Balance, December 31, 2012 (unaudited)	(779,655)

Net income (unaudited)	664,928
Contributions from members (unaudited)	114,743

Balance, December 31, 2013 (unaudited)	$16

See accompanying notes to financial statements.

ICON Atlas, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$664,928	$1,151,008	$1,454,162
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Finance income paid directly to lender by lessee	(1,012,839)	(1,607,533)	(328,133)
Depreciation	-	-	500,646
Interest expense on non-recourse financing paid
directly to lenders by lessees	205,017	368,168	141,146
Interest expense from amortization of debt financing costs	27,456	49,846	19,109
Changes in operating assets and liabilities:
Due from affiliates	-	22,592	(2,285)
Deferred revenue	-	-	(496,882)
Accrued expenses	-	(34,110)	4,800
Net cash (used in) provided by operating activities	(115,438)	(50,029)	1,292,563
Cash flows from investing activities:
Principal repayment on net investment in finance leases	-	-	795,470
Net cash provided by investing activities	-	-	795,470
Cash flows from financing activities:
Payments of loan origination fees	-	-	(96,409)
Proceeds from non-recourse long-term debt	-	-	10,628,119
Contributions from members	114,743	24,195	-
Distributions to members	-	-	(12,803,881)
Net cash provided by (used in) financing activities	114,743	24,195	(2,272,171)
Net (decrease) increase in cash	(695)	(25,834)	(184,138)
Cash, beginning of year	711	26,545	210,683
Cash, end of year	$16	$711	$26,545

Supplemental disclosure of non-cash investing and financing activities:

Principal and interest on non-recourse long-term debt
paid directly to lender by lessee	$8,106,703	$2,426,812	$808,937

Reclassification of net assets from leased equipment at cost to net
investment in finance lease	$-	$-	$9,781,065

Reclassification of deferred revenue to net investment in finance lease	$-	$-	$777,945

See accompanying notes to financial statements.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2013

(unaudited)

(1)           Organization

ICON Atlas, LLC (the “LLC”) was formed on June 1, 2009 as a Delaware limited liability company for the purpose of investing in eight new Ariel natural gas compressors from AG Equipment Co. (“AG”).  The LLC was originally formed as a joint venture between two affiliated entities, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, collectively, the “LLC’s Members”). Fund Twelve and Fund Fourteen had ownership interests of 55% and 45%, respectively, in the LLC’s profits, losses and distributions. The LLC is engaged in one business segment, the business of purchasing business essential equipment and corporate infrastructure and leasing to businesses.

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

December 31, 2013

(unaudited)

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

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component and can directly influence the determination of whether a lease is classified as an operating or a finance lease.

For finance leases, the LLC capitalizes, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The LLC records a reserve if the LLC deems any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC pays 3% and 2.5% of the purchase price for Fund Twelve and Fund Fourteen’s portion, respectively, of the investment made by or on behalf of the LLC, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases in the LLC’s statements of operations. Costs related to leases or other financing transactions are expensed.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2013

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserve, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$-	$8,106,703
Initial direct costs	-	40,875
Unearned income	-	(1,053,714)
Net investment in finance leases	-	7,093,864
Less: current portion of net investment in finance leases	-	7,093,864
Net investment in finance leases, less current portion	$-	$-

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

On May 30, 2013, in accordance with the terms of the lease, the LLC sold the eight gas compressors to APMC for $7,500,000. As a result, the LLC recognized a gain on sale of approximately $384,000 during the year ended December 31, 2013, which is included in finance income.

(4)       Non-Recourse Long-Term Debt

On September 14, 2011, the LLC entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,000. Wells Fargo received a first priority security interest in the leased equipment, among other collateral. The loan bears interest at the rate of 4.08% per year and matures on September 1, 2013.

        On May 30, 2013, the LLC prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000. As a result, the LLC recognized a loss on extinguishment of debt of approximately $86,000, which is included in interest expense on the statements of operations during the year ended December 31, 2013.

    As of December 31, 2013 and 2012, the LLC had capitalized net debt financing costs of $0 and $27,456, respectively. For the years ended December 31, 2013 and 2012, the LLC recognized interest expense from amortization of debt financing costs of $27,456 and $49,846, respectively.

(5)       Transactions with Related Parties

In the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

ICON Atlas, LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

December 31, 2013

(unaudited)

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(6)       Concentration of Risk

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

For the years ended December 31, 2013, 2012, and 2011, the LLC had one lessee that accounted for 100% of total finance and rental income.

    As of December 31, 2013, the LLC no longer had any assets on lease.  As of December 31, 2012, the LLC had one lessee that accounted for 99.6% of total assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(Registrant)

By: ICON GP 14, LLC

      (General Partner of the Registrant)

March 21, 2014

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

March 21, 2014

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