Form 10-Q
period 2014-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2014-05-13
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑ Yes	o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

o Yes	☑ No

Number of outstanding limited partnership interests of the registrant on May 9, 2014 is 258,761.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$5,054,144	$9,526,625
Restricted cash	3,323,420	10,860,964
Net investment in finance leases	131,752,663	133,799,368
Leased equipment at cost (less accumulated depreciation
of $33,424,165 and $44,364,515, respectively)	130,806,750	146,570,694
Assets held for sale	11,921,456	-
Net investment in notes receivable	87,660,965	89,430,862
Note receivable from joint venture	2,588,076	2,575,278
Investment in joint ventures	14,487,555	10,680,776
Other assets	4,522,411	6,833,329
Total assets	$392,117,440	$410,277,896
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$170,046,127	$185,275,365
Derivative financial instruments	6,107,240	6,281,705
Deferred revenue	2,739,703	3,253,862
Due to General Partner and affiliates, net	208,934	522,643
Accrued expenses and other liabilities	15,771,065	14,559,645
Total liabilities	194,873,069	209,893,220

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	182,992,616	186,487,068
General Partner	(474,410)	(439,185)
Total partners' equity	182,518,206	186,047,883
Noncontrolling interests	14,726,165	14,336,793
Total equity	197,244,371	200,384,676
Total liabilities and equity	$392,117,440	$410,277,896

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Finance income	$3,869,518	$6,465,532
Rental income	7,205,672	7,211,599
Income from investment in joint ventures	393,601	210,767
Other income	14,423	47,466
Total revenue	11,483,214	13,935,364
Expenses:
Management fees	442,548	500,905
Administrative expense reimbursements	412,957	618,168
General and administrative	694,913	553,241
Credit loss	794,999	-
Depreciation	3,842,488	3,842,488
Interest	2,539,363	2,664,040
Loss (gain) on derivative financial instruments	661,350	(77,026)
Total expenses	9,388,618	8,101,816
Net income	2,094,596	5,833,548
Less: net income attributable to noncontrolling interests	389,372	514,553
Net income attributable to Fund Fourteen	$1,705,224	$5,318,995

Net income attributable to Fund Fourteen allocable to:
Limited partners	$1,688,172	$5,265,805
General Partner	17,052	53,190
	$1,705,224	$5,318,995

Weighted average number of limited partnership interests outstanding	258,771	258,827
Net income attributable to Fund Fourteen per weighted average limited partnership
interest outstanding	$6.52	$20.34

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	258,772	$186,487,068	$(439,185)	$186,047,883	$14,336,793	$200,384,676

Net income	-	1,688,172	17,052	1,705,224	389,372	2,094,596
Repurchase of limited
partnership interests	(11)	(7,178)	-	(7,178)	-	(7,178)
Distributions	-	(5,175,446)	(52,277)	(5,227,723)	-	(5,227,723)
Balance, March 31, 2014 (unaudited)	258,761	$182,992,616	$(474,410)	$182,518,206	$14,726,165	$197,244,371

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,094,596	$5,833,548
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(1,547,682)	(1,028,837)
Income from investment in joint ventures	(393,601)	(210,767)
Depreciation	3,842,488	3,842,488
Credit loss	794,999	-
Interest expense from amortization of debt financing costs	192,360	219,013
Interest expense, other	100,968	97,931
Gain on derivative financial instruments	(177,519)	(968,612)
Changes in operating assets and liabilities:
Restricted cash	7,537,544	(1,568,818)
Other assets, net	2,121,612	86,128
Accrued expenses and other liabilities	1,110,452	415,216
Deferred revenue	(514,159)	(215,298)
Due to General Partner and affiliates	(313,709)	333,213
Distributions from joint ventures	257,125	53,448
Net cash provided by operating activities	15,105,474	6,888,653
Cash flows from investing activities:
Proceeds from sale of equipment	1,423,423	641,942
Principal received on finance leases	591,070	2,310,049
Investment in joint ventures	(3,716,503)	(3,552,482)
Distributions received from joint ventures in excess of profits	46,200	42,120
Investment in notes receivable	21,375	(5,150,816)
Principal received on notes receivable	2,520,619	790,299
Net cash provided by (used in) investing activities	886,184	(4,918,888)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(15,229,238)	(5,267,292)
Distributions to noncontrolling interests	-	(94,709)
Distributions to partners	(5,227,723)	(5,228,820)
Repurchase of limited partnership interests	(7,178)	-
Net cash used in financing activities	(20,464,139)	(10,590,821)
Net decrease in cash and cash equivalents	(4,472,481)	(8,621,056)
Cash and cash equivalents, beginning of period	9,526,625	18,719,517
Cash and cash equivalents, end of period	$5,054,144	$10,098,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,362,039	$2,551,429

Supplemental disclosure of non-cash investing activities:
Transfer of leased equipment at cost to assets held for sale	$11,921,456	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(1)       Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership.  When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries. Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We are currently in our operating period, which commenced on May 19, 2011.

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), pay fees and establish a small reserve. We primarily invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.

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

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Financing receivables are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31, 2014	December 31, 2013
Principal outstanding	$90,468,438	$91,113,235
Initial direct costs	5,295,258	5,713,226
Deferred fees	(1,405,133)	(1,493,000)
Credit loss reserve	(6,697,598)	(5,902,599)
Net investment in notes receivable	$87,660,965	$89,430,862

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively “Western Drilling”) in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property.  Due to a change in market demand, the utilization of Western Drilling’s rigs has declined, which led to Western Drilling’s failure to meet recent payment obligations. As a result, the loan was placed on non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. Subsequent to March 31, 2014, the collateral was sold and based on estimated cash proceeds to be received, we recorded an additional credit loss of $794,999 for the three months ended March 31, 2014. The net carrying value of the non-accrual status loan at March 31, 2014 was $3,502,050. No finance income was recognized for the impaired loan for the three months ended March 31, 2014.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $2,959,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013.  As of March 31, 2014, we fully reserved the remaining balance of the loan of $2,958,795. We continue to pursue all legal remedies to obtain payment.

On January 31, 2014, INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”) satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

(4)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

	March 31, 2014	December 31, 2013
Minimum rents receivable	$171,418,044	$173,278,436
Estimated residual values	794,164	2,217,587
Initial direct costs	1,720,297	1,877,918
Unearned income	(42,179,842)	(43,574,573)
Net investment in finance leases	$131,752,663	$133,799,368

On February 28, 2014, Global Crossing Telecommunications, Inc. (“Global Crossing”) exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,423,000. No gain or loss was recorded as a result of the transaction.

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31, 2014	December 31, 2013
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	147,900,706	174,605,000
Leased equipment at cost	164,230,915	190,935,209
Less: accumulated depreciation	33,424,165	44,364,515
Leased equipment at cost, less accumulated depreciation	$130,806,750	$146,570,694

Depreciation expense was $3,842,488 for the three months ended March 31, 2014 and 2013.

On March 29, 2014, two of our operating leases with AET Inc. Limited expired. Subsequent to March 31, 2014, we sold one of the two aframax tankers (see Note 13) that was subject to lease and we entered into a memorandum of agreement to sell the second aframax tanker. As of March 31, 2014, these vessels were included as assets held for sale on our consolidated balance sheets.

(6)       Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”).  Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395.

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held in escrow. Our contribution to ICON Siva was $1,022,225.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(7)       Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $170,046,127 and $185,275,365, respectively, with maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.983% to 12% per year, some of which were fixed after giving effect to the respective interest rate swap agreements.

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of two aframax tankers and two very large crude carriers on bareboat charter to AET Inc. Limited (collectively, the “AET Vessels”).  The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 through March 2014, the Sub Debt lender has certain rights, including step-in rights, which allows it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014, one of the aframax tankers, the Eagle Otome, was sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. At March 31, 2014, $1,423,420 was included in restricted cash.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants.  The interest rates and maturity dates remain the same for the loans.  As of March 31, 2014, we were in compliance with all covenants related to the loans associated with the Amazing and the Fantastic and we were not in compliance with a certain financial covenant related to the loan associated with the Center. Subsequent to March 31, 2014, we cured such non-compliance.

(8)       Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At March 31, 2014, we had $8,472,398 available under the Facility pursuant to the borrowing base.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At March 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

(9)       Transactions with Related Parties

We made distributions to our General Partner of $52,277 and $52,288 for the three months ended March 31, 2014 and 2013, respectively.  Additionally, our General Partner’s interest in the net income attributable to us was $17,052 and $53,190 for the three months ended March 31, 2014 and 2013, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$225,098	$935,207
ICON Capital, LLC	Investment Manager	Management fees (2)	442,548	500,905
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	412,957	618,168
			$1,080,603	$2,054,280

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At March 31, 2014 and December 31, 2013, we had a net payable of $208,934 and $522,643, respectively, due to our General Partner and its affiliates that primarily consisted of a payable due to Fund Twelve related to its noncontrolling interest in the AET Vessels and administrative expense reimbursements.

At March 31, 2014 and December 31, 2013, we had a note receivable from a joint venture of $2,588,076 and $2,575,278, respectively, and accrued interest of $30,086 and $29,938, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three months ended March 31, 2014 and 2013, interest income relating to the note receivable from the joint venture of $99,941 and $95,279, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

Interest Rate Risk

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

As of March 31, 2014 and December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2014 and December 31, 2013, the termination value would be $6,362,971 and $6,466,750, respectively.

Non-designated Derivatives

As of March 31, 2014 and December 31, 2013, we had three and five interest rate swaps, respectively, with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $118,315,000 and $127,175,000, respectively. Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives

	Balance Sheet	March 31, 2014	December 31, 2013	Balance Sheet	March 31, 2014	December 31, 2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$6,107,240	$6,281,705

Warrants	Other assets	$63,578	$60,525		$-	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2014 and 2013 of $661,350 and ($77,026), respectively.  The loss recorded for the three months ended March 31, 2014 was comprised of a loss of $664,403 relating to interest rate swap contracts and a gain of $3,053 relating to warrants. The gain recorded for the three months ended March 31, 2013 was comprised of gains of $54,581 relating to interest rate swap contracts and $22,445 relating to warrants. These amounts were recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of operations.

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

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$63,578	$63,578
Liabilities:
Interest rate swaps	$-	$6,107,240	$-	$6,107,240

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within the consolidated balance sheets.

Warrants

As of March 31, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The unrealized gain on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements.  The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.  The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of March 31, 2014:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2014	Level 1	Level 2	Level 3	March 31, 2014
Net investment in note receivable	$3,502,050	$-	$-	$3,502,050	$794,999

Our collateral dependent note receivable was valued using the agreed upon sales price.  The sales price was a quoted price in an inactive market which was supported by little or no market data as of the reporting date and therefore classified as Level 3.

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

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 6.12% and 12% per year.

	March 31, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$86,358,916	$86,492,277

Principal outstanding on fixed-rate non-recourse long-term debt	$51,508,823	$56,620,542

Other liabilities	$7,996,286	$7,885,509

(12)      Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

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

At March 31, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2014, our outstanding non-recourse long-term indebtedness was $170,046,127.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At March 31, 2014 and December 31, 2013, we had restricted cash of $3,323,420 and $10,860,964, respectively.

(13)      Subsequent Events

On April 14, 2014, we sold the aframax tanker, the Eagle Otome, to Navramar Navigation SA (“Navramar”) for approximately $7,395,000.

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) to Garanti Bank International, N.V. (“Garanti Bank”) for $14,400,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from a subsidiary of Pacific Radiance Ltd. (“Pacific Radiance”). A joint venture owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). A joint venture owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events.  They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested is pooled together to make investments in Capital Assets, pay fees and establish a small reserve.  During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets.  After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during our liquidation period.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originates and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

           Telecommunications Equipment

On February 28, 2014, Global Crossing exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,423,000. No gain or loss was recorded as a result of this transaction.

Notes Receivable

On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bears interest at 14% per year and matures on September 1, 2016.  The loan is secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property.  Due to a change in market demand, the utilization of Western Drilling’s rigs has declined, which led to Western Drilling’s failure to meet recent payment obligations. As a result, the loan was placed on non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. Subsequent to March 31, 2014, the collateral was sold and based on estimated cash proceeds to be received, we recorded an additional credit loss of $794,999 for the three months ended March 31, 2014. The net carrying value of the non-accrual status loan at March 31, 2014 was $3,502,050. No finance income was recognized for the impaired loan for the three months ended March 31, 2014.

On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

Tanker Vessels

On March 21, 2014, ICON Siva, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held in escrow. Our contribution to ICON Siva was $1,022,225.

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $225,098 during the three months ended March 31, 2014.

Subsequent Events

On April 14, 2014, we sold the aframax tanker, the Eagle Otome, to Navramar for approximately $7,395,000.

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation to Garanti Bank for $14,400,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from a subsidiary of Pacific Radiance. A joint venture owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to TMA. A joint venture owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$82,930,911	38%	$82,973,187	37%
Marine - dry bulk vessels	62,723,881	29%	62,759,869	28%
Petrochemical facility	29,285,758	13%	27,600,946	12%
Manufacturing equipment	10,065,689	5%	10,104,252	5%
Printing equipment	8,540,125	4%	8,909,250	4%
Trailers	6,918,205	3%	7,097,207	3%
Aircraft parts	5,056,116	2%	5,063,617	2%
Telecommunications equipment	4,406,923	2%	6,520,397	3%
Analog seismic system equipment	4,128,698	2%	5,650,423	3%
Land drilling rigs	3,502,050	1%	4,685,175	2%
Oil field services equipment	1,855,272	1%	1,865,907	1%
	$219,413,628	100%	$223,230,230	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	30%	52%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	21%	11%
Ocean Navigation 5 Co. Ltd. and Ocean
Navigation 6 Co. Ltd.	Marine - crude oil tankers	13%	8%
		64%	71%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$121,457,243	93%	$136,804,707	93%
Motor coaches	5,657,758	4%	5,918,821	4%
Packaging equipment	3,691,749	3%	3,847,166	3%
	$130,806,750	100%	$146,570,694	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
AET Inc. Limited	Marine - crude oil tankers	89%	89%

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Finance income	$3,869,518	$6,465,532	$(2,596,014)
Rental income	7,205,672	7,211,599	(5,927)
Income from investment in joint ventures	393,601	210,767	182,834
Other income	14,423	47,466	(33,043)
Total revenue	$11,483,214	$13,935,364	$(2,452,150)

Total revenue for the 2014 Quarter decreased $2,452,150, or 17.6%, as compared to the 2013 Quarter.  The decrease in finance income was a result of three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd. (“Geden”) being placed on a non-accrual status and the satisfaction of several notes receivable during and subsequent to the 2013 Quarter.  This decrease was partially offset by an increase in income from investment in joint ventures as a result of entering into five additional joint ventures during or subsequent to the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Management fees	$442,548	$500,905	$(58,357)
Administrative expense reimbursements	412,957	618,168	(205,211)
General and administrative	694,913	553,241	141,672
Credit loss	794,999	-	794,999
Depreciation	3,842,488	3,842,488	-
Interest	2,539,363	2,664,040	(124,677)
Loss (gain) on derivative financial instruments	661,350	(77,026)	738,376
Total expenses	$9,388,618	$8,101,816	$1,286,802

Total expenses for the 2014 Quarter increased $1,286,802, or 15.9%, as compared to the 2013 Quarter. The increase in credit loss in the 2014 Quarter was due to a credit loss recorded for Western Drilling with no comparable credit loss recorded in the 2013 Quarter. The change from a gain during the 2013 Quarter to a loss during the 2014 Quarter on derivative financial instruments was due to unfavorable movements in interest rates on our non-designated interest rate swaps. The increase in general and administrative expense was due to legal fees incurred during the 2014 Quarter related to Western Drilling and Kanza. These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager and a decrease in interest expense as a result of scheduled repayments on our non-recourse long-term debt.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $125,181, from $514,553 in the 2013 Quarter to $389,372 in the 2014 Quarter.  The decrease was primarily due to the change in fair value of our non-designated interest rate swaps in connection with a related party’s minority interest in our four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $1,705,224 and $5,318,995, respectively. Net income attributable to us per weighted average limited partnership Interest outstanding for the 2014 Quarter and the 2013 Quarter was $6.52 and $20.34, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $18,160,456, from $410,277,896 at December 31, 2013 to $392,117,440 at March 31, 2014.  The decrease was primarily due to (i) scheduled repayments on our non-recourse long-term debt, (ii) distributions made to our partners and (iii) depreciation of our leased equipment at cost. These decreases were partially offset by cash receipts from financing and operating transactions during the 2014 Quarter.

Total Liabilities

Total liabilities decreased $15,020,151, from $209,893,220 at December 31, 2013 to $194,873,069 at March 31, 2014. The decrease was primarily due to a prepayment and scheduled repayments on our non-recourse long-term debt, partially offset by an increase in accrued interest related to our Sub Debt during the 2014 Quarter.

Equity

Equity decreased $3,140,305, from $200,384,676 at December 31, 2013 to $197,244,371 at March 31, 2014. The decrease was primarily the result of distributions made to our partners, partially offset by our net income in the 2014 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $5,054,144 and $9,526,625, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2014, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, make distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  At March 31, 2014, we had $8,472,398 available under a revolving line of credit pursuant to the borrowing base, which is available to fund our short-term liquidity needs.  For additional information, see Note 8 to our consolidated financial statements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

We have used the net proceeds of the offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of payments of principal and/or interest (in the case of secured loans) and rental payments (in the case of leases), (b) generate deferred cash flow from realizing the value of Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

Cash Flows

Operating Activities

Cash provided by operating activities increased $8,216,821, from $6,888,653 in the 2013 Quarter to $15,105,474 in the 2014 Quarter.  The increase primarily related to the release of restricted cash due to certain defaults being cured on our non-recourse long-term debt and the collection of certain financing receivables, including a redelivery fee related to certain vessels. This increase was offset by a decrease of finance and rental receipts as a result of the satisfaction of several notes receivable and the termination of certain leases during or subsequent to the 2013 Quarter.

Investing Activities

Cash flows from investing activities increased $5,805,072, from a use of cash of $4,918,888 in the 2013 Quarter to a source of cash of $886,184 in the 2014 Quarter. The increase primarily resulted from the use of less cash to make investments and the prepayment by the INOVA Borrowers to satisfy their obligation in connection with three term loans during the 2014 Quarter.  The increase in proceeds from the sale of leased equipment was due to Global Crossing exercising its option to purchase certain telecommunications equipment during the 2014 Quarter. These increases were partially offset by a decrease in principal received on finance leases primarily due to subsidiaries of Geden having only partially satisfied their lease payment obligations during the 2014 Quarter.

Financing Activities

Cash used in financing activities increased $9,873,318, from $10,590,821 in the 2013 Quarter to $20,464,139 in the 2014 Quarter. The increase was primarily due to a prepayment and scheduled repayments on our non-recourse long-term debt during the 2014 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2014 of $170,046,127. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt.  On April 14, 2014, one of the aframax tankers, the Eagle Otome, was sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants.  The interest rates and maturity dates remain the same for the loans.  As of March 31, 2014, we were in compliance with all covenants related to the loans associated with the Amazing and the Fantastic and we were not in compliance with a certain financial covenant related to the loan associated with the Center. Subsequent to March 31, 2014, we cured such non-compliance.

Distributions

We, at our General Partner’s discretion, make monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to make such distributions until the termination of our operating period.  We made distributions of $52,277, $5,175,446 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Quarter.

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

On September 27, 2010, we, through ICON SE, participated in a $46,000,000 facility by agreeing to make a secured term loan to SE for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility. Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement.

At March 31, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2014, our outstanding non-recourse long-term indebtedness was $170,046,127.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At March 31, 2014 and December 31, 2013, we had restricted cash of $3,323,420 and $10,860,964, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Investment Manager consented to our repurchase of 11 Interests during the 2014 Quarter. The repurchase amounts are calculated according to a specified repurchase formula pursuant to our limited partnership agreement. Repurchased Interests have no voting rights and do not share in distributions with other partners. Our limited partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued. The following table details our Interests repurchased for the three months ended March 31, 2014:

	Total Number of	Average Price Paid
Period	Interests Repurchased	Per Interest
January 1, 2014 through January 31, 2014	-	$-
February 1, 2014 through February 28, 2014	-	$-
March 1, 2014 through March 31, 2014	11	$652.55
Total	11

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

May 12, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)