Form 10-Q
period 2014-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2014-08-08
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on August 4, 2014 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$20,676,119	$9,526,625
Restricted cash	4,557,860	10,860,964
Net investment in finance leases	130,693,451	133,799,368
Leased equipment at cost (less accumulated depreciation
of $36,038,160 and $44,364,515, respectively)	128,192,755	146,570,694
Net investment in notes receivable	65,458,179	89,430,862
Note receivable from joint venture	2,602,595	2,575,278
Investment in joint ventures	16,415,570	10,680,776
Other assets	4,766,828	6,833,329
Total assets	$373,363,357	$410,277,896
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$158,095,144	$185,275,365
Derivative financial instruments	6,196,117	6,281,705
Deferred revenue	2,229,494	3,253,862
Due to General Partner and affiliates, net	343,968	522,643
Accrued expenses and other liabilities	10,501,802	14,559,645
Total liabilities	177,366,525	209,893,220

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	180,769,544	186,487,068
General Partner	(496,865)	(439,185)
Total partners' equity	180,272,679	186,047,883
Noncontrolling interests	15,724,153	14,336,793
Total equity	195,996,832	200,384,676
Total liabilities and equity	$373,363,357	$410,277,896

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Finance income	$2,988,260	$5,367,229	$6,857,778	$11,832,761
Rental income	5,984,439	7,211,599	13,190,111	14,423,198
Income from investment in joint ventures	480,419	385,042	874,020	595,809
Gain on sale of assets, net	2,229,898	-	2,229,898	-
Other income	5,620	82,903	20,043	130,369
Total revenue	11,688,636	13,046,773	23,171,850	26,982,137

Expenses:
Management fees	981,129	462,140	1,423,677	963,045
Administrative expense reimbursements	399,353	493,359	812,310	1,111,527
General and administrative	515,037	772,555	1,209,950	1,325,796
Credit loss	78,216	18,795	873,215	18,795
Depreciation	2,613,997	3,842,487	6,456,485	7,684,975
Interest	2,232,428	2,629,131	4,771,791	5,293,171
Loss (gain) on derivative financial instruments	906,994	(1,914,721)	1,568,344	(1,991,747)
Total expenses	7,727,154	6,303,746	17,115,772	14,405,562
Net income	3,961,482	6,743,027	6,056,078	12,576,575
Less: net income attributable to noncontrolling interests	979,504	925,817	1,368,876	1,440,370
Net income attributable to Fund Fourteen	$2,981,978	$5,817,210	$4,687,202	$11,136,205

Net income attributable to Fund Fourteen allocable to:
Limited partners	$2,952,158	$5,759,038	$4,640,330	$11,024,843
General Partner	29,820	58,172	46,872	111,362
	$2,981,978	$5,817,210	$4,687,202	$11,136,205

Weighted average number of limited
partnership interests outstanding	258,761	258,820	258,766	258,823
Net income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$11.41	$22.25	$17.93	$42.60

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	258,772	$186,487,068	$(439,185)	$186,047,883	$14,336,793	$200,384,676

Net income	-	1,688,172	17,052	1,705,224	389,372	2,094,596
Repurchase of limited
partnership interests	(11)	(7,178)	-	(7,178)	-	(7,178)
Distributions	-	(5,175,446)	(52,277)	(5,227,723)	-	(5,227,723)
Balance, March 31, 2014 (unaudited)	258,761	182,992,616	(474,410)	182,518,206	14,726,165	197,244,371

Net income	-	2,952,158	29,820	2,981,978	979,504	3,961,482
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Investment by noncontrolling
interests	-	-	-	-	18,484	18,484
Balance, June 30, 2014 (unaudited)	258,761	$180,769,544	$(496,865)	$180,272,679	$15,724,153	$195,996,832

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,056,078	$12,576,575
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(784,850)	(1,029,901)
Income from investment in joint ventures	(874,020)	(595,809)
Net gain on sale of assets	(2,229,898)	-
Depreciation	6,456,485	7,684,975
Credit loss	873,215	18,795
Interest expense from amortization of debt financing costs	383,646	439,122
Interest expense, other	210,200	199,348
Gain on derivative financial instruments	(82,397)	(3,804,093)
Changes in operating assets and liabilities:
Restricted cash	6,303,104	(2,239,058)
Other assets, net	1,679,661	(1,221,858)
Accrued expenses and other liabilities	(4,268,043)	1,122,906
Deferred revenue	(1,024,368)	(220,055)
Due to General Partner and affiliates	(178,675)	53,675
Distributions from joint ventures	372,939	143,775
Net cash provided by operating activities	12,893,077	13,128,397
Cash flows from investing activities:
Proceeds from sale of equipment	16,368,941	641,942
Principal received on finance leases	835,975	3,277,512
Investment in joint ventures	(5,353,420)	(7,913,572)
Distributions received from joint ventures in excess of profits	119,707	116,207
Investment in notes receivable	(421,889)	(5,136,783)
Principal received on notes receivable	24,331,246	2,584,433
Net cash provided by (used in) investing activities	35,880,560	(6,430,261)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(27,180,221)	(10,534,584)
Proceeds from revolving line of credit, recourse	-	3,000,000
Investment by noncontrolling interests	18,484	-
Distributions to noncontrolling interests	-	(94,709)
Distributions to partners	(10,455,228)	(10,457,571)
Repurchase of limited partnership interests	(7,178)	(8,639)
Net cash used in financing activities	(37,624,143)	(18,095,503)
Net increase (decrease) in cash and cash equivalents	11,149,494	(11,397,367)
Cash and cash equivalents, beginning of period	9,526,625	18,719,517
Cash and cash equivalents, end of period	$20,676,119	$7,322,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,650,360	$5,114,559

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

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

We operate as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), pay fees and establish a small reserve. We primarily invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration.

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

June 30, 2014

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30, 2014	December 31, 2013
Principal outstanding	$69,162,799	$91,113,235
Initial direct costs	4,228,691	5,713,226
Deferred fees	(1,157,498)	(1,493,000)
Credit loss reserve	(6,775,813)	(5,902,599)
Net investment in notes receivable	$65,458,179	$89,430,862

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively “Western Drilling”) in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016. The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. During the six months ended June 30, 2014, we recorded an additional credit loss reserve of $873,215 based on cash proceeds of $3,811,960 received from the sale of the collateral. As of June 30, 2014, we fully reserved the remaining balance of the loan of $3,817,018. We continue to pursue all legal remedies to obtain payment.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $2,959,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013. As of June 30, 2014, we fully reserved the remaining balance of the loan of $2,958,795. We continue to pursue all legal remedies to obtain payment.

On January 31, 2014, INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”) satisfied their obligation in connection with three

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) scheduled to mature in July and September 2016 to Garanti Bank International, N.V. (“Garanti Bank”) for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $545,000 as a charge against finance income.

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with two term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,421,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $130,000. The prepayment fee was recognized as additional finance income.

On June 17, 2014, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our total commitment is $700,000. The facility will be used to partially finance SeaChange’s acquisition and conversion of a containership vessel. As of June 30, 2014, we have funded $450,000 of our total commitment. The facility bears interest at 13.25% per year and is for a period of 42 months. The facility is secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange.

During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility  to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) of up to $29,000,000, of which our portion is expected to be $3,625,000. On July 14, 2014, we, Fund Twelve, ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager, and TMA executed the credit facility agreement. The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels.

(4)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30, 2014	December 31, 2013
Minimum rents receivable	$169,946,920	$173,278,436
Estimated unguaranteed residual values	-	2,217,587
Initial direct costs	1,566,831	1,877,918
Unearned income	(40,820,300)	(43,574,573)
Net investment in finance leases	$130,693,451	$133,799,368

On February 28, 2014, Global Crossing Telecommunications, Inc. (“Global Crossing”) exercised its option to purchase certain telecommunications equipment at lease expiration for approximately $1,423,000. No gain or loss was recorded as a result of the transaction.

On May 30, 2014, Global Crossing exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $794,000. In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $144,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2014	December 31, 2013
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,795,148	9,795,148
Marine - crude oil tankers	147,900,706	174,605,000
Leased equipment at cost	164,230,915	190,935,209
Less: accumulated depreciation	36,038,160	44,364,515
Leased equipment at cost, less accumulated depreciation	$128,192,755	$146,570,694

Depreciation expense was $2,613,997 and $3,842,487 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $6,456,485 and $7,684,975 for the six months ended June 30, 2014 and 2013, respectively.

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET Inc. Limited (“AET”), a joint venture owned 75% by us and 25% by Fund Twelve sold two aframax tanker vessels, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000.

(6)       Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395.

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 12.5% by Fund Fifteen and 75% by Fund Twelve, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

(7)       Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $158,095,144 and $185,275,365, respectively. As of June 30, 2014, our non-recourse long-term debt obligations had maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.983% to 12% per year, some of which are fixed after giving effect to our interest rate swap agreements.

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

connection with the acquisition of two aframax tankers and two very large crude carriers on bareboat charter to AET (collectively, the “AET Vessels”). The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 through June 2014, the Sub Debt lender has certain rights, including step-in rights, which allows it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the two aframax tankers, the Eagle Otome and the Eagle Subaru, were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. At June 30, 2014, $2,657,860 was included in restricted cash.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants. The interest rates and maturity dates remain the same for the loans. As of June 30, 2014, we were in compliance with all covenants related to the non-recourse long-term debt.

(8)       Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At June 30, 2014, we had $5,112,310 available under the Facility pursuant to the borrowing base.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $104,552 for the three and six months ended June 30, 2014, respectively. We paid distributions to our General Partner of $52,288 and $104,576 for the three and six months ended June 30, 2013, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $29,820 and $46,872 for the three and six months ended June 30, 2014, respectively. Our General Partner’s interest in the net income attributable to us was $58,172 and $111,362 for the three and six months ended June 30, 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Investment
	Manager	Acquisition fees (1)	$333,125	$297,000	$558,223	$1,232,207
ICON Capital, LLC	Investment
	Manager	Management fees (2)	981,129	462,140	1,423,677	963,045
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(2)	399,353	493,359	812,310	1,111,527
			$1,713,607	$1,252,499	$2,794,210	$3,306,779

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At June 30, 2014, we had a net payable of $343,968 due to our General Partner and its affiliates that primarily consisted of payables due to Fund Twelve related to its noncontrolling interest in the AET Vessels and administrative expense reimbursements due to our Investment Manager. At December 31, 2013, we had a net payable of $522,643 due to our General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At June 30, 2014 and December 31, 2013, we had a note receivable from a joint venture of $2,602,595 and $2,575,278, respectively, and accrued interest of $29,135 and $29,938, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three and six months ended June 30, 2014, interest income relating to the note receivable from the joint venture of $101,565 and $201,506, respectively, was recognized and included in finance income on the consolidated statements of operations. For the three and six months ended June 30, 2013, interest income relating to the note receivable from the joint venture of $98,461 and $193,740, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

June 30, 2014

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

As of June 30, 2014 and December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2014 and December 31, 2013, the termination value would be $6,524,154 and $6,466,750, respectively.

Non-designated Derivatives

As of June 30, 2014 and December 31, 2013, we had three and five interest rate swaps, respectively, with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $115,280,000 and $127,175,000, respectively. Additionally, we hold warrants that are held for purposes other than hedging. All changes in the fair value of the interest rate swaps not designated as hedges and the warrants are recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives

	Balance Sheet	June 30, 2014	December 31, 2013	Balance Sheet	June 30, 2014	December 31, 2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$6,196,117	$6,281,705

Warrants	Other assets	$57,334	$60,525		$-	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the three months ended June 30, 2014 and 2013 of $906,994 and $(1,914,721), respectively. The loss recorded for the three months ended June 30, 2014 was comprised of losses of $900,750 relating to interest rate swap contracts and $6,244 relating to warrants. The gain recorded for the three months ended June 30, 2013 was comprised of a gain of $1,921,521 relating to interest rate swap contracts and a loss of $6,800 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2014 and 2013 of $1,568,344 and $(1,991,747), respectively. The loss recorded for the six months ended June 30, 2014 was comprised of losses of $1,565,153 relating to interest rate swap contracts and $3,191 relating to warrants. The gain recorded for the six months ended June 30, 2013 was comprised of gains of $1,976,102 relating to interest rate swap contracts and $15,645 relating to warrants. These amounts were recorded as a component of loss (gain) on derivative financial instruments on the consolidated statements of operations.

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

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$57,334	$57,334
Liabilities:
Interest rate swaps	$-	$6,196,117	$-	$6,196,117

The following table summarizes the valuation of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Warrants	$-	$-	$60,525	$60,525
Liabilities:
Interest rate swaps	$-	$6,281,705	$-	$6,281,705

Our derivative financial instruments, including interest rate swaps and warrants, are valued using models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2 or Level 3. In accordance with U.S. GAAP, we use market prices and pricing models for fair value

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

measurements of our derivative financial instruments.

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

Warrants

As of June 30, 2014 and December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The unrealized gain or loss on the change in fair value of the warrants was recorded in loss (gain) on derivative financial instruments on the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of June 30, 2014:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2014	Level 1	Level 2	Level 3	June 30, 2014
Net investment in note receivable	$-	$-	$-	$3,502,050	$873,215

Our collateral dependent note receivable was valued using the agreed upon sales price. The sales price was a quoted price in an inactive market, which was supported by little or no market data as of the reporting date and therefore classified as Level 3.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and other liabilities was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 15.5% per year. Principal outstanding on fixed-rate non-recourse long-term debt and other liabilities was discounted at rates ranging between 5.04% and 12% per year.

	June 30, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$64,989,581	$65,639,334

Principal outstanding on fixed-rate non-recourse long-term debt	$42,207,186	$44,702,959

Other liabilities	$8,100,389	$8,166,945

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

At June 30, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014 and December 31, 2013, our outstanding non-recourse long-term indebtedness was $158,095,144 and $185,275,365, respectively.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At June 30, 2014 and December 31, 2013, we had restricted cash of $4,557,860 and $10,860,964, respectively.

(13)      Subsequent Events

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

On July 7, 2014, Cenveo Corporation (“Cenveo”) made a partial prepayment of approximately $910,000, which includes a prepayment fee, related to a secured term loan. Simultaneously, we partially paid down our non-recourse long-term debt with NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $575,000.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets. After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended at our General Partner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during our liquidation period.

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

On May 30, 2014, Global Crossing exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $794,000. In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $144,000.

Notes Receivable

On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016. The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. During the six months ended June 30, 2014, we recorded an additional credit loss reserve of $873,215 based on cash proceeds of $3,811,960 received from the sale of the collateral. As of June 30, 2014, we fully reserved the remaining balance of the loan of $3,817,018. We continue to pursue all legal remedies to obtain payment.

On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with three term loans scheduled to mature on August 1, 2014 by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

On April 15, 2014, we sold all of our interest in two term loans with Ocean Navigation scheduled to mature in July and September 2016 to Garanti Bank for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $545,000 as a charge against finance income.

On June 6, 2014, NTS satisfied their obligations in connection with two term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,421,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $130,000. The prepayment fee was recognized as additional finance income.

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange to provide a credit facility of up to $7,000,000, of which our total commitment is $700,000.  The facility will be used to partially finance SeaChange’s acquisition and conversion of a containership vessel. As of June 30, 2014, we have funded $450,000 of our total commitment. The facility bears interest at 13.25% per year and is for a period of 42 months. The facility is secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange.

During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility to TMA of up to $29,000,000, of which our portion is expected to be $3,625,000. On July 14, 2014, we, Fund Twelve, Fund Fifteen and TMA executed the credit facility agreement. The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels. We expect to fund our commitment under the facility during the three months ending September 30, 2014.

Marine Vessels

On March 21, 2014, ICON Siva, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, a joint venture owned 75% by us and 25% by Fund Twelve sold the Eagle Otome and the Eagle Subaru to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

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

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $333,125 and $558,223 during the three and six months ended June 30, 2014, respectively.

            Subsequent Events

On July 2, 2014, SAE satisfied its obligation related to a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and a prepayment fee.

On July 7, 2014, Cenveo made a partial prepayment of approximately $910,000, which includes a prepayment fee, related to a secured term loan. Simultaneously, we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $575,000.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,006,344	35%	$82,973,187	37%
Marine - dry bulk vessels	62,687,107	32%	62,759,869	28%
Petrochemical facility	29,142,180	15%	27,600,946	12%
Manufacturing equipment	10,027,010	5%	10,104,252	5%
Printing equipment	8,180,160	4%	8,909,250	4%
Trailers	6,739,603	3%	7,097,207	3%
Aircraft parts	4,919,468	2%	5,063,617	2%
Analog seismic system equipment	4,144,044	2%	5,650,423	3%
Oil field services equipment	1,848,714	1%	1,865,907	1%
Marine - container vessel	457,000	1%	-	-
Land drilling rigs	-	-	4,685,175	2%
Telecommunications equipment	-	-	6,520,397	3%
	$196,151,630	100%	$223,230,230	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	39%	41%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	28%	13%
Superior Tube Company, Inc.	Manufacturing equipment	10%	6%
		77%	60%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$119,259,726	93%	$136,804,707	93%
Motor coaches	5,396,695	4%	5,918,821	4%
Packaging equipment	3,536,334	3%	3,847,166	3%
	$128,192,755	100%	$146,570,694	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
AET Inc. Limited	Marine - crude oil tankers	87%	89%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Finance income	$2,988,260	$5,367,229	$(2,378,969)
Rental income	5,984,439	7,211,599	(1,227,160)
Income from investment in joint ventures	480,419	385,042	95,377
Gain on sale of assets, net	2,229,898	-	2,229,898
Other income	5,620	82,903	(77,283)
Total revenue	$11,688,636	$13,046,773	$(1,358,137)

Total revenue for the 2014 Quarter decreased $1,358,137, or 10.4%, as compared to the 2013 Quarter. The decrease in finance income was the result of three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd. (“Geden”) being placed on a non-accrual status and the satisfaction of several notes receivable during and subsequent to the 2013 Quarter. The decrease in rental income was the result of the expiration of two operating leases subsequent to the 2013 Quarter. These decreases were partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during the 2014 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Management fees	$981,129	$462,140	$518,989
Administrative expense reimbursements	399,353	493,359	(94,006)
General and administrative	515,037	772,555	(257,518)
Credit loss	78,216	18,795	59,421
Depreciation	2,613,997	3,842,487	(1,228,490)
Interest	2,232,428	2,629,131	(396,703)
Loss (gain) on derivative financial instruments	906,994	(1,914,721)	2,821,715
Total expenses	$7,727,154	$6,303,746	$1,423,408

Total expenses for the 2014 Quarter increased $1,423,408, or 22.6%, as compared to the 2013 Quarter. The change from a gain during the 2013 Quarter to a loss during the 2014 Quarter on derivative financial instruments was due to unfavorable movements in interest rates on our non-designated interest rate swaps. The increase in management fees was due to new investments made during and subsequent to the 2013 Quarter and prepayments of loans during the 2014 Quarter. These increases were partially offset by a decrease in depreciation expense due to the Eagle Otome and the Eagle Subaru being classified as assets held for sale as of March 31, 2014 and subsequently sold in the 2014 Quarter. The decrease in interest expense was a result of repayments on our non-recourse long-term debt. The decrease in general and administrative expenses was due to lower legal fees incurred during the 2014 Quarter related to Western Drilling.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $53,687, from $925,817 in the 2013 Quarter to $979,504 in the 2014 Quarter. The increase was primarily due to higher income generated by our joint venture investment in AET due to (i) lower depreciation expense as a result of the sale of the Eagle Otome and the Eagle Subaru in the 2014 Quarter and (ii) a reduction of interest expense as a result of the repayment of our non-recourse long-term debt related to such vessels in March 2014. In addition, there was an increase in income generated by our joint venture investment in Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and the 2013 Quarter was $2,981,978 and $5,817,210, respectively. Net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $11.41 and $22.25, respectively.

Results of Operations for the Six Months Ended June 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	34%	47%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	24%	12%
		58%	59%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

 Operating Lease Transactions

During the 2014 Period and the 2013 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
AET Inc. Limited	Marine - crude oil tankers	88%	89%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

Revenue for the 2014 Period and the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Finance income	$6,857,778	$11,832,761	$(4,974,983)
Rental income	13,190,111	14,423,198	(1,233,087)
Income from investment in joint ventures	874,020	595,809	278,211
Gain on sale of assets, net	2,229,898	-	2,229,898
Other income	20,043	130,369	(110,326)
Total revenue	$23,171,850	$26,982,137	$(3,810,287)

Total revenue for the 2014 Period decreased $3,810,287, or 14.1%, as compared to the 2013 Period. The decrease in finance income was a result of three vessels subject to bareboat charters with subsidiaries of Geden being placed on a non-accrual status and the satisfaction of several notes receivable during and subsequent to the 2013 Period. The decrease in rental income was the result of the expiration of two operating leases subsequent to the 2013 Period. These decreases were partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during the 2014 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Management fees	$1,423,677	$963,045	$460,632
Administrative expense reimbursements	812,310	1,111,527	(299,217)
General and administrative	1,209,950	1,325,796	(115,846)
Credit loss	873,215	18,795	854,420
Depreciation	6,456,485	7,684,975	(1,228,490)
Interest	4,771,791	5,293,171	(521,380)
Loss (gain) on derivative financial instruments	1,568,344	(1,991,747)	3,560,091
Total expenses	$17,115,772	$14,405,562	$2,710,210

Total expenses for the 2014 Period increased $2,710,210, or 18.8%, as compared to the 2013 Period. The change from a gain during the 2013 Period to a loss during the 2014 Period on derivative financial instruments was due to unfavorable movements in interest rates on our non-designated interest rate swaps. The increase in credit loss was due to a credit loss recorded for Western Drilling during the 2014 Period, with no comparable credit loss recorded in the 2013 Period. The increase in management fees was due to new investments made during and subsequent to the 2013 Period and prepayments of loans during the 2014 Period. These increases were partially offset by a decrease in depreciation expense due to the Eagle Otome and the Eagle Subaru being classified as assets held for sale as of March 31, 2014 and subsequently sold in the 2014 Period. The decrease in interest expense was a result of repayments on our non-recourse long-term debt. The decrease in administrative expense reimbursements was due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $71,494, from $1,440,370 in the 2013 Period to $1,368,876 in the 2014 Period. The decrease was primarily due to lower income generated by our joint venture investment in AET due to an unfavorable change in fair value of the related non-designated interest rate swaps, partially offset by (i) a gain on the sale of the Eagle Otome and the Eagle Subaru, (ii) lower depreciation expense as a result of the sale of such vessels and (iii) a reduction of interest expense as a result of the repayment of our non-recourse long-term debt related to such vessels in the 2014 Period. Lower income generated by our investment in AET was also partially offset by an increase in income generated by our joint venture investment in JAC.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2014 Period and the 2013 Period was $4,687,202 and $11,136,205, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $17.93 and $42.60, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $36,914,539, from $410,277,896 at December 31, 2013 to $373,363,357 at June 30, 2014. The decrease was primarily due to (i) repayments on our non-recourse long-term debt, (ii) distributions paid to our partners and (iii) depreciation of our leased equipment at cost. This decrease was partially offset by operating income for the 2014 Period.

Total Liabilities

Total liabilities decreased $32,526,695, from $209,893,220 at December 31, 2013 to $177,366,525 at June 30, 2014. The decrease was primarily due to repayments on our non-recourse long-term debt and the payment of accrued interest during the 2014 Period.

Equity

Equity decreased $4,387,844, from $200,384,676 at December 31, 2013 to $195,996,832 at June 30, 2014. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $20,676,119 and $9,526,625, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2014, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At June 30, 2014, we had $5,112,310 available under a revolving line of credit pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $235,320, from $13,128,397 in the 2013 Period to $12,893,077 in the 2014 Period. The decrease was primarily due to (i) a decrease in finance income as a result of the satisfaction of several notes receivable and the termination of certain leases subsequent to the 2013 Period and (ii) the payment of approximately $4,059,000 in the 2014 Period for accrued interest as a result of certain defaults being cured on our non-recourse long-term debt. These decreases were partially offset by the release of restricted cash in the 2014 Period upon certain defaults being cured on our non-recourse long-term debt.

Investing Activities

Cash flows from investing activities increased $42,310,821, from a use of cash of $6,430,261 in the 2013 Period to a source of cash of $35,880,560 in the 2014 Period. The increase primarily resulted from (i) an increase in principal received on our notes receivable due to scheduled payments and prepayments, (ii) an increase in proceeds from the sale of equipment and (iii) the use of less cash to make investments during the 2014 Period as compared to the 2013 Period.

Financing Activities

Cash used in financing activities increased $19,528,640, from $18,095,503 in the 2013 Period to $37,624,143 in the 2014 Period. The increase was primarily due to an increase in repayments on our non-recourse long-term debt during the 2014 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2014 and December 31, 2013 of $158,095,144 and $185,275,365, respectively. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of that debt.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants. The interest rates and maturity dates remain the same for the loans. As of June 30, 2014, we were in compliance with all covenants related to the non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $104,552, $10,350,676 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Period.

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

At June 30, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014, our outstanding non-recourse long-term indebtedness was $158,095,144.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At June 30, 2014 and December 31, 2013, we had restricted cash of $4,557,860 and $10,860,964, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2014.

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

August 8, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)