Form 10-Q
period 2014-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2014-11-14
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on November 7, 2014 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Cash and cash equivalents	$13,539,348	$9,526,625
Restricted cash	5,897,128	10,860,964
Net investment in finance leases	130,673,289	133,799,368
Leased equipment at cost (less accumulated depreciation
of $38,463,714 and $44,364,515, respectively)	125,356,736	146,570,694
Net investment in notes receivable	67,331,877	89,430,862
Note receivable from joint venture	2,607,805	2,575,278
Investment in joint ventures	19,769,732	10,680,776
Other assets	3,366,748	6,833,329
Total assets	$368,542,663	$410,277,896
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$155,480,328	$185,275,365
Derivative financial instruments	5,226,994	6,281,705
Deferred revenue	2,219,017	3,253,862
Due to General Partner and affiliates, net	327,939	522,643
Accrued expenses and other liabilities	11,030,341	14,559,645
Total liabilities	174,284,619	209,893,220

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	178,500,465	186,487,068
General Partner	(519,785)	(439,185)
Total partners' equity	177,980,680	186,047,883
Noncontrolling interests	16,277,364	14,336,793
Total equity	194,258,044	200,384,676
Total liabilities and equity	$368,542,663	$410,277,896

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Finance income	$3,633,794	$3,526,464	$10,491,572	$15,359,225
Rental income	5,430,323	7,211,599	18,620,434	21,634,797
Income from investment in joint ventures	537,939	399,281	1,411,959	995,090
Gain on sale of assets, net	36,339	-	2,266,237	-
Other income	21,778	72,095	41,821	202,464
Total revenue	9,660,173	11,209,439	32,832,023	38,191,576

Expenses:
Management fees	510,038	508,348	1,933,715	1,471,393
Administrative expense reimbursements	396,443	459,530	1,208,753	1,571,057
General and administrative	665,121	354,311	1,875,071	1,680,107
Credit loss	(11,084)	2,484,517	862,131	2,503,312
Depreciation	2,615,854	3,842,488	9,072,339	11,527,463
Interest	2,083,712	2,617,264	6,855,503	7,910,435
(Gain) loss on derivative financial instruments	(140,417)	665,471	1,427,927	(1,326,276)
Total expenses	6,119,667	10,931,929	23,235,439	25,337,491
Net income	3,540,506	277,510	9,596,584	12,854,085
Less: net income attributable to noncontrolling interests	605,000	395,485	1,973,876	1,835,855
Net income (loss) attributable to Fund Fourteen	$2,935,506	$(117,975)	$7,622,708	$11,018,230

Net income (loss) attributable to Fund Fourteen allocable to:
Limited partners	$2,906,151	$(116,795)	$7,546,481	$10,908,048
General Partner	29,355	(1,180)	76,227	110,182
	$2,935,506	$(117,975)	$7,622,708	$11,018,230

Weighted average number of limited
partnership interests outstanding	258,761	258,816	258,765	258,821
Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$11.23	$(0.45)	$29.16	$42.15

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	258,772	$186,487,068	$(439,185)	$186,047,883	$14,336,793	$200,384,676

Net income	-	1,688,172	17,052	1,705,224	389,372	2,094,596
Repurchase of limited
partnership interests	(11)	(7,178)	-	(7,178)	-	(7,178)
Distributions	-	(5,175,446)	(52,277)	(5,227,723)	-	(5,227,723)
Balance, March 31, 2014 (unaudited)	258,761	182,992,616	(474,410)	182,518,206	14,726,165	197,244,371

Net income	-	2,952,158	29,820	2,981,978	979,504	3,961,482
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Investment by noncontrolling
interests	-	-	-	-	18,484	18,484
Balance, June 30, 2014 (unaudited)	258,761	180,769,544	(496,865)	180,272,679	15,724,153	195,996,832

Net income	-	2,906,151	29,355	2,935,506	605,000	3,540,506
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	(53,400)	(5,280,905)
Investment by noncontrolling
interests	-	-	-	-	1,611	1,611
Balance, September 30, 2014
(unaudited)	258,761	$178,500,465	$(519,785)	$177,980,680	$16,277,364	$194,258,044

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,596,584	$12,854,085
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	(2,479,621)	(2,376,272)
Income from investment in joint ventures	(1,411,959)	(995,090)
Net gain on sale of assets	(2,266,237)	-
Depreciation	9,072,339	11,527,463
Credit loss	862,131	2,503,312
Interest expense from amortization of debt financing costs	404,747	653,099
Interest expense, other	317,392	304,356
Gain on derivative financial instruments	(1,008,395)	(4,055,497)
Changes in operating assets and liabilities:
Restricted cash	4,963,836	(2,844,046)
Other assets, net	3,015,519	85,430
Accrued expenses and other liabilities	(3,846,696)	1,885,104
Deferred revenue	(1,008,942)	(198,849)
Due to General Partner and affiliates	(194,704)	90,254
Distributions from joint ventures	751,412	614,158
Net cash provided by operating activities	16,767,406	20,047,507
Cash flows from investing activities:
Proceeds from sale of equipment	16,599,540	641,942
Principal received on finance leases	835,975	4,285,072
Investment in joint ventures	(9,110,035)	(7,977,988)
Distributions received from joint ventures in excess of profits	681,626	205,830
Investment in notes receivable	(7,031,539)	(16,702,698)
Principal and sale proceeds received on notes receivable	30,788,003	5,570,670
Net cash provided by (used in) investing activities	32,763,570	(13,977,172)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(29,795,037)	(15,066,876)
Proceeds from revolving line of credit, recourse	-	10,500,000
Investment by noncontrolling interests	20,095	-
Distributions to noncontrolling interests	(53,400)	(99,241)
Distributions to partners	(15,682,733)	(15,686,182)
Repurchase of limited partnership interests	(7,178)	(8,639)
Net cash used in financing activities	(45,518,253)	(20,360,938)
Net increase (decrease) in cash and cash equivalents	4,012,723	(14,290,603)
Cash and cash equivalents, beginning of period	9,526,625	18,719,517
Cash and cash equivalents, end of period	$13,539,348	$4,428,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,850,046	$7,596,492

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	September 30, 2014	December 31, 2013
Principal outstanding	$71,059,753	$91,113,235
Initial direct costs	4,152,968	5,713,226
Deferred fees	(1,116,114)	(1,493,000)
Credit loss reserve	(6,764,730)	(5,902,599)
Net investment in notes receivable	$67,331,877	$89,430,862

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”) in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016. The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2014, we received additional cash proceeds of $11,084 subsequent to the sale of the collateral in May 2014, which resulted in a reversal of the credit loss. During the nine months ended September 30, 2014, a credit loss reserve of $862,131 was recognized based on cash proceeds of $3,823,044 received from the sale of the collateral. As of September 30, 2014, we fully reserved the remaining balance of the loan of $3,805,935. We continue to pursue all legal remedies to obtain payment.

On March 9, 2012, we made a term loan in the amount of $7,500,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $2,959,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013. As of September 30, 2014, we fully reserved the remaining balance of the loan of $2,958,795. We continue to pursue all legal remedies to obtain payment.

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

On April 15, 2014, we sold all of our interest in two term loans, one with Ocean Navigation 5 Co. Ltd. and one with Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) scheduled to mature in July and September 2016, respectively, to Garanti Bank International, N.V. (“Garanti Bank”) for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $545,000 as a charge against finance income.

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with two secured term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $3,421,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $130,000. The prepayment fee was recognized as additional finance income.

On June 17, 2014, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $720,000, comprised of all outstanding principal and accrued interest.

On July 2, 2014, SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On July 7, 2014, Cenveo Corporation (“Cenveo”) made a partial prepayment of approximately $910,000 in connection with a secured term loan, which included a net prepayment fee of approximately $10,000.

On July 14, 2014, we, Fund Twelve and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) to provide a credit facility of up to $29,000,000, of which our commitment of $3,625,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at LIBOR subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

(4)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30, 2014	December 31, 2013
Minimum rents receivable	$168,750,670	$173,278,436
Estimated unguaranteed residual values	-	2,217,587
Initial direct costs	1,415,758	1,877,918
Unearned income	(39,493,139)	(43,574,573)
Net investment in finance leases	$130,673,289	$133,799,368

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30, 2014	December 31, 2013
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,384,683	9,795,148
Marine - crude oil tankers	147,900,706	174,605,000
Leased equipment at cost	163,820,450	190,935,209
Less: accumulated depreciation	38,463,714	44,364,515
Leased equipment at cost, less accumulated depreciation	$125,356,736	$146,570,694

Depreciation expense was $2,615,854 and $3,842,488 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $9,072,339 and $11,527,463 for the nine months ended September 30, 2014 and 2013, respectively.

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

(6)       Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395.

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

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

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Our contribution to the joint venture was $3,666,221.

(7)       Non-Recourse Long-Term Debt

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

As of September 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $155,480,328 and $185,275,365, respectively. As of September 30, 2014, our non-recourse long-term debt obligations had maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.983% to 12% per year, some of which are fixed after giving effect to our interest rate swap agreements.

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

On April 20, 2012, the joint venture with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 through September 2014, the Sub Debt lender has certain rights, including step-in rights, which allows it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the two aframax tankers, the Eagle Otome and the Eagle Subaru, were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As of September 30, 2014 and December 31, 2013, the Sub Debt balance was $11,085,095 and $19,753,619, respectively. At September 30, 2014, $3,997,128 was included in restricted cash.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants. The interest rates and maturity dates remain the same for the loans. Effective September 29, 2014, the interest rate for the non-recourse long-term debt associated with the Amazing and the Fantastic was fixed at LIBOR plus 3.85% as part of the original agreement. As of September 30, 2014, we were in compliance with all covenants related to this non-recourse long-term debt.

As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $575,000.

(8)       Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At September 30, 2014, we had $7,404,522 available under the Facility pursuant to the borrowing base.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $156,827 for the three and nine months ended September 30, 2014, respectively. We paid distributions to our General Partner of $52,286 and $156,862 for the three and nine months ended September 30, 2013, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $29,355 and $76,227 for the three and nine months ended September 30, 2014, respectively. Our General Partner’s interest in the net (loss) income attributable to us was $(1,180) and $110,182 for the three and nine months ended September 30, 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Capital, LLC	Investment
	Manager	Acquisition fees (1)	$289,694	$317,843	$847,917	$1,550,049
ICON Capital, LLC	Investment
	Manager	Management fees (2)	510,038	508,348	1,933,715	1,471,393
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(2)	396,443	459,530	1,208,753	1,571,057
			$1,196,175	$1,285,721	$3,990,385	$4,592,499

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At September 30, 2014, we had a net payable of $327,939 due to our General Partner and its affiliates. The payable is partially related to Fund Twelve’s noncontrolling interest in the AET Vessels for an expense paid in full by Fund Twelve on our behalf in which we will reimburse Fund Twelve for our proportionate share of such expense. The payable also relates to administrative expense reimbursements due to our Investment Manager. At December 31, 2013, we had a net payable of $522,643 due to our General Partner and its affiliates that primarily consisted of administrative expense reimbursements.

At September 30, 2014 and December 31, 2013, we had a note receivable from a joint venture of $2,607,805 and $2,575,278, respectively, and accrued interest of $29,193 and $29,938, respectively. The accrued interest is included in other assets on the consolidated balance sheets.  For the three and nine months ended September 30, 2014, interest income relating to the note receivable from the joint venture of $103,150 and $304,656, respectively, was recognized and included in finance income on the consolidated statements of operations. For the three and nine months ended September 30, 2013, interest income relating to the note receivable from the joint venture of $101,279 and $295,018, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

September 30, 2014

(unaudited)

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

As of September 30, 2014, we no longer had any warrants on the consolidated financial statements. As of December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of September 30, 2014 and December 31, 2013, the termination value would be $5,465,012 and $6,466,750, respectively.

Non-designated Derivatives

As of September 30, 2014 and December 31, 2013, we had three and five interest rate swaps, respectively, with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $112,245,000 and $127,175,000, respectively. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in (gain) loss on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2014 and December 31, 2013:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Asset Derivatives			Liability Derivatives

	Balance Sheet	September 30, 2014	December 31, 2013	Balance Sheet	September 30, 2014	December 31, 2013
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps		$-	$-	Derivative financial instruments	$5,226,994	$6,281,705

Warrants	Other assets	$-	$60,525		$-	$-

Our derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on the consolidated statements of operations for the three months ended September 30, 2014 and 2013 of $(140,417) and $665,471, respectively. The gain recorded for the three months ended September 30, 2014 was comprised of gains of $183,543 relating to interest rate swap contracts and losses of $43,126 relating to warrants. The loss recorded for the three months ended September 30, 2013 was comprised of losses of $661,129 relating to interest rate swap contracts and $4,342 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the nine months ended September 30, 2014 and 2013 of $1,427,927 and $(1,326,276), respectively. The loss recorded for the nine months ended September 30, 2014 was comprised of losses of $1,381,610 relating to interest rate swap contracts and $46,317 relating to warrants. The gain recorded for the nine months ended September 30, 2013 was comprised of gains of $1,314,973 relating to interest rate swap contracts and $11,303 relating to warrants. These amounts were recorded as a component of (gain) loss on derivative financial instruments on the consolidated statements of operations.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,226,994	$-	$5,226,994

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

Warrants

As of December 31, 2013, our warrants were valued using the Black-Scholes-Merton option pricing model based on observable and unobservable inputs that are significant to the fair value measurement and are classified within Level 3. Unobservable inputs used in the Black-Scholes-Merton option pricing model include, but are not limited to, the expected stock price volatility and the expected period until the warrants are exercised. Increases or decreases of these inputs would result in a higher or lower fair value measurement. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126.

The fair value of the warrants was recorded in other assets within the consolidated balance sheets. The realized and unrealized loss or gain on the change in fair value of the warrants was recorded in (gain) loss on derivative financial instruments on the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset as of September 30, 2014:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2014	Level 1	Level 2	Level 3	September 30, 2014
Net investment in note receivable	$-	$-	$-	$3,502,050	$862,131

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

	September 30, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$66,902,829	$67,403,565

Principal outstanding on fixed-rate non-recourse long-term debt	$42,540,299	$45,289,946

Other liabilities	$8,207,581	$8,268,794

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

At September 30, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014 and December 31, 2013, our outstanding non-recourse long-term indebtedness was $155,480,328 and $185,275,365, respectively.

(13)      Subsequent Events

On November 3, 2014, we filed a petition in the District Court of Dallas, Texas against Frontier Oilfield Services, Inc. and certain of its affiliates (collectively, “Frontier”) to obtain repayment of the outstanding note receivable as a result of Frontier’s breach of the terms of the loan agreement entered into in July 2012. Our Investment Manager believes the outstanding note

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

receivable and accrued interest due from Frontier as of September 30, 2014 is fully recoverable based on the underlying collateral value. As a result, no credit loss was deemed necessary for the nine months ended September 30, 2014.

On November 13, 2014, we and Fund Twelve entered into a senior secured term loan credit facility agreement with NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) to provide a credit facility of up to $15,000,000, of which our commitment of $3,000,000 was funded on such date. The facility bears interest at a fixed rate of 10.75% and is for a period of three years. The facility is secured by a first priority security interest in retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

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

Notes Receivable

On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016. The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2014, we received additional cash proceeds of $11,084 subsequent to the sale of the collateral in May 2014, which resulted in a reversal of the credit loss. During the nine months ended September 30, 2014, a credit loss reserve of $862,131 was recognized based on cash proceeds of $3,823,044 received from the sale of the collateral. As of September 30, 2014, we fully reserved the remaining balance of the loan of $3,805,935. We continue to pursue all legal remedies to obtain payment.

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

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $720,000, comprised of all outstanding principal and accrued interest.

On July 2, 2014, SAE satisfied its obligation in connection with a secured term loan scheduled to mature on November 28, 2016 by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On July 7, 2014, Cenveo made a partial prepayment of approximately $910,000 in connection with a secured term loan, which included a net prepayment fee of approximately $10,000. Simultaneously, we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of approximately $575,000.

On July 14, 2014, we, Fund Twelve and Fund Fifteen entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000, of which our commitment of $3,625,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels. The vessels were valued at $61,000,000 on the date the transaction occurred.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at LIBOR subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 on the date the transaction occurred.

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

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. Our contribution to the joint venture was $3,666,221.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $289,694 and $847,917 during the three and nine months ended September 30, 2014, respectively.

            Subsequent Events

On November 3, 2014, we filed a petition in the District Court of Dallas, Texas against Frontier to obtain repayment of the outstanding note receivable as a result of Frontier’s breach of the terms of the loan agreement entered into in July 2012. Our Investment Manager believes the outstanding note receivable and accrued interest due from Frontier as of September 30, 2014 is fully recoverable based on the underlying collateral value. As a result, no credit loss was deemed necessary for the nine months ended September 30, 2014.

On November 13, 2014, we and Fund Twelve entered into a senior secured term loan credit facility agreement with NARL to provide a credit facility of up to $15,000,000, of which our commitment of $3,000,000 was funded on such date. The facility bears interest at a fixed rate of 10.75% and is for a period of three years. The facility is secured by a first priority security interest in retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,023,687	34%	$82,973,187	37%
Marine - dry bulk vessels	62,649,602	32%	62,759,869	28%
Petrochemical facility	30,914,535	16%	27,600,946	12%
Manufacturing equipment	9,988,212	5%	10,104,252	5%
Trailers	9,211,344	5%	7,097,207	3%
Printing equipment	6,925,040	3%	8,909,250	4%
Aircraft parts	4,782,771	2%	5,063,617	2%
Platform supply vessels	3,707,929	2%	-	-
Oil field services equipment	1,802,046	1%	1,865,907	1%
Telecommunications equipment	-	-	6,520,397	3%
Analog seismic system equipment	-	-	5,650,423	3%
Land drilling rigs	-	-	4,685,175	2%
	$198,005,166	100%	$223,230,230	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	32%	16%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	24%	22%
SAExploration, Inc.	Analog seismic system equipment	12%	4%
		68%	42%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2014		December 31, 2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$117,062,208	93%	$136,804,707	93%
Motor coaches	4,915,469	4%	5,918,821	4%
Packaging equipment	3,379,059	3%	3,847,166	3%
	$125,356,736	100%	$146,570,694	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
AET Inc. Limited	Marine - crude oil tankers	87%	89%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Finance income	$3,633,794	$3,526,464	$107,330
Rental income	5,430,323	7,211,599	(1,781,276)
Income from investment in joint ventures	537,939	399,281	138,658
Gain on sale of assets, net	36,339	-	36,339
Other income	21,778	72,095	(50,317)
Total revenue	$9,660,173	$11,209,439	$(1,549,266)

Total revenue for the 2014 Quarter decreased $1,549,266, or 13.8%, as compared to the 2013 Quarter. The decrease in rental income was primarily the result of the expiration of two operating leases subsequent to the 2013 Quarter, partially offset by slight increases in finance income and income from investment in joint ventures.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Management fees	$510,038	$508,348	$1,690
Administrative expense reimbursements	396,443	459,530	(63,087)
General and administrative	665,121	354,311	310,810
Credit loss	(11,084)	2,484,517	(2,495,601)
Depreciation	2,615,854	3,842,488	(1,226,634)
Interest	2,083,712	2,617,264	(533,552)
(Gain) loss on derivative financial instruments	(140,417)	665,471	(805,888)
Total expenses	$6,119,667	$10,931,929	$(4,812,262)

Total expenses for the 2014 Quarter decreased $4,812,262, or 44.0%, as compared to the 2013 Quarter. The decrease in credit loss was due to a credit loss recorded for Western Drilling during the 2013 Quarter as compared to a reversal of credit loss of $11,084 during the 2014 Quarter due to additional cash proceeds received subsequent to the note receivable being fully reserved. The decrease in depreciation expense was due to the sale of the Eagle Otome and the Eagle Subaru in April and May 2014, respectively.  The change from a loss during the 2013 Quarter to a gain during the 2014 Quarter on derivative financial instruments was due to favorable movements in interest rates on our non-designated interest rate swaps. The decrease in interest expense was a result of repayments on our non-recourse long-term debt subsequent to the 2013 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $209,515, from $395,485 in the 2013 Quarter to $605,000 in the 2014 Quarter. The increase was primarily due to higher income generated by our joint venture investment in AET due to favorable movements in interest rates on our non-designated interest rate swaps. In addition, there was an increase in income generated by our joint venture investment in Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2014 Quarter and the 2013 Quarter was $2,935,506 and $(117,975), respectively. Net income (loss) attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $11.23 and $(0.45), respectively.

Results of Operations for the Nine Months Ended September 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

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

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	33%	40%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	24%	14%
		57%	54%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

 Operating Lease Transactions

During the 2014 Period and the 2013 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
AET Inc. Limited	Marine - crude oil tankers	88%	89%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

Revenue for the 2014 Period and the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Finance income	$10,491,572	$15,359,225	$(4,867,653)
Rental income	18,620,434	21,634,797	(3,014,363)
Income from investment in joint ventures	1,411,959	995,090	416,869
Gain on sale of assets, net	2,266,237	-	2,266,237
Other income	41,821	202,464	(160,643)
Total revenue	$32,832,023	$38,191,576	$(5,359,553)

Total revenue for the 2014 Period decreased $5,359,553, or 14.0%, as compared to the 2013 Period. The decrease in finance income was a result of three vessels subject to bareboat charters with subsidiaries of Geden Holdings Ltd. (“Geden”) being placed on a non-accrual status and the satisfaction of six notes receivable during and subsequent to the 2013 Period, partially offset by three new notes receivable that we entered into subsequent to the 2013 Period. The decrease in rental income was the result of the expiration of two operating leases subsequent to the 2013 Period. These decreases were partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during the 2014 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Management fees	$1,933,715	$1,471,393	$462,322
Administrative expense reimbursements	1,208,753	1,571,057	(362,304)
General and administrative	1,875,071	1,680,107	194,964
Credit loss	862,131	2,503,312	(1,641,181)
Depreciation	9,072,339	11,527,463	(2,455,124)
Interest	6,855,503	7,910,435	(1,054,932)
Loss (gain) on derivative financial instruments	1,427,927	(1,326,276)	2,754,203
Total expenses	$23,235,439	$25,337,491	$(2,102,052)

Total expenses for the 2014 Period decreased $2,102,052, or 8.3%, as compared to the 2013 Period. The decrease in depreciation expense was due to the Eagle Otome and the Eagle Subaru being classified as assets held for sale as of March 31, 2014 and subsequently sold in the 2014 Period. The credit loss for both the 2014 Period and the 2013 Period was primarily related to the secured term loan with Western Drilling. During the 2014 Period, we reserved the shortfall of the Western Drilling loan balance not covered by cash proceeds from the sale of the collateral. The decrease in interest expense was a result of repayments on our non-recourse long-term debt. These decreases were partially offset by the change from a gain during the 2013 Period to a loss during the 2014 Period on derivative financial instruments due to unfavorable movements in interest rates on our non-designated interest rate swaps.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $138,021, from $1,835,855 in the 2013 Period to $1,973,876 in the 2014 Period. The increase was primarily due to higher interest income generated by our joint venture investment in JAC due to the paid-in-kind, or PIK, interest mechanism, in which the PIK interest was added to the principal balance of the investment and was recorded as income. The increase was also related to higher income generated by our joint venture investment in AET.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for the 2014 Period and the 2013 Period was $7,622,708 and $11,018,230, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $29.16 and $42.15, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $41,735,233, from $410,277,896 at December 31, 2013 to $368,542,663 at September 30, 2014. The decrease was primarily due to (i) repayments on our non-recourse long-term debt, (ii) distributions paid to our partners and (iii) depreciation of our leased equipment at cost. This decrease was partially offset by operating income for the 2014 Period.

Total Liabilities

Total liabilities decreased $35,608,601, from $209,893,220 at December 31, 2013 to $174,284,619 at September 30, 2014. The decrease was primarily due to repayments on our non-recourse long-term debt and the payment of accrued interest primarily related to the Eagle Otome and the Eagle Subaru as a result of the sale of such vessels in April and May of 2014, respectively.

Equity

Equity decreased $6,126,632, from $200,384,676 at December 31, 2013 to $194,258,044 at September 30, 2014. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $13,539,348 and $9,526,625, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2014, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At September 30, 2014, we had $7,404,522 available under a revolving line of credit pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $3,280,101, from $20,047,507 in the 2013 Period to $16,767,406 in the 2014 Period. The decrease was primarily due to (i) a decrease in finance income as a result of the bareboat charters with Geden being placed on a non-accrual status, (ii) the sale of our interest in two secured term loans with Ocean Navigation and (iii) the secured term loan with Western Drilling being placed on a non-accrual status, all of which took place during or subsequent to the 2013 Period. In addition, the decrease was due to the payment of approximately $3,726,000 in the 2014 Period for accrued interest as a result of certain defaults being cured on our non-recourse long-term debt associated with the Eagle Otome and the Eagle Subaru. These decreases were partially offset by the release of restricted cash in the 2014 Period upon the defaults being cured on such non-recourse long-term debt.

Investing Activities

Cash flows from investing activities increased $46,740,742, from a use of cash of $13,977,172 in the 2013 Period to a source of cash of $32,763,570 in the 2014 Period. The increase primarily resulted from (i) an increase in principal received on our notes receivable due to scheduled payments and prepayments related to the INOVA Borrowers, NTS and SAE, (ii) an increase in principal received on our notes receivable due to the sale of our interest related to Ocean Navigation, (iii) an increase in proceeds from the sale of equipment and (iv) the use of less cash to make investments during the 2014 Period as compared to the 2013 Period.

Financing Activities

Cash used in financing activities increased $25,157,315, from $20,360,938 in the 2013 Period to $45,518,253 in the 2014 Period. The increase was primarily due to an increase in repayments on our non-recourse long-term debt of $14,728,161 during the 2014 Period and a drawdown of $10,500,000 from our Facility in the 2013 Period, with no such drawdown in the 2014 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2014 and December 31, 2013 of $155,480,328 and $185,275,365, respectively. Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of that debt.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As of September 30, 2014 and December 31, 2013, the Sub Debt balance was $11,085,095 and $19,753,619, respectively.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31,

2014, respectively, to amend the repayment stream and financial covenants. The interest rates and maturity dates remain the same for the loans. Effective September 29, 2014, the interest rate for the non-recourse long-term debt associated with the Amazing and the Fantastic was fixed at LIBOR plus 3.85% as part of the original agreement. As of September 30, 2014, we were in compliance with all covenants related to this non-recourse long-term debt.

As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of approximately $575,000.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $156,827, $15,525,906 and $53,400 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Period.

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

At September 30, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014, our outstanding non-recourse long-term indebtedness was $155,480,328.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2014.

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

November 13, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer