Form 10-K
period 2014-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2015-03-23
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended		December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number		000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)
Delaware		26-3215092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York		10016
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(212) 418-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

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
Yes ☐ No ☑

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

Number of outstanding limited partnership interests of the registrant on March 18, 2015 is 258,761.

DOCUMENTS INCORPORATED BY REFERENCE
None.

asdf

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

Our Business

We operate as an equipment leasing and finance fund in which the capital our partners invest was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. We primarily invest in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. We will also make investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expect will generate sufficient net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.

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

(3)           Liquidation Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2014 and 2013, we had total assets of $347,803,899 and $410,277,896, respectively. For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our total rental and finance income of $37,413,236. Net loss attributable to us for the year ended December 31, 2014 was $6,551,125. For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our total rental and finance income of $48,541,268. Net income attributable to us for the year ended December 31, 2013 was $12,947,701. For the year ended December 31, 2012, we had two lessees that accounted for 66.8% of our total rental and finance income of $58,661,900. Net income attributable to us for the year ended December 31, 2012 was $12,758,456.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2014, the reserve was $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our General Partner (“ICON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

 At December 31, 2014, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•               Two supramax bulk carrier vessels, the Amazing and the Fantastic, that are subject to seven year bareboat charters with wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”). The bareboat charters expire in October 2017.

•               A 75% ownership interest in two very large crude carriers (“VLCCs”), the Eagle Vermont and the Eagle Virginia, that are subject to 10 year bareboat charters with AET Inc. Limited (“AET”).  The bareboat charters expire in March 2021.

•               A crude oil tanker, the Center, that is subject to a five year bareboat charter with Center Navigation Ltd. (“Center Navigation”), a wholly-owned subsidiary of Geden.  The bareboat charter expires in June 2016.

•               A 40% ownership interest in an offshore support vessel, the Lewek Ambassador, that is subject to a nine year bareboat charter with Gallatin Maritime Management, LLC (“Gallatin Maritime”). The bareboat charter expires in June 2021.

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

•               A 12.5% ownership interest in two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), that are subject to eight year bareboat charters with an affiliate of Siva Global Ships Limited (“Siva Global”).  The bareboat charters expire in March and April 2022, respectively.

•               A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, that is subject to a 10 year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”).  The bareboat charter expires in June 2024.

Mining Equipment

•               A 15% ownership interest in mining equipment that is subject to two 48-month leases with Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”) and its affiliates, that expire in February 2018.

Packaging Equipment

•               Packaging and printing equipment that is subject to two leases with Exopack, LLC (“Exopack”), that expire in July and September 2015, respectively.

Motor Coaches

•               Motor coach buses that are subject to two 60-month leases with CAM Leasing, LLC (“CAM Leasing”), that expire in June 2015.

Oil Field Services Equipment

•               A 38% ownership interest in onshore oil field services equipment that is subject to two 45-month leases with Go Frac, LLC (“Go Frac”), that expire in November 2016 and April 2017, respectively.

Notes Receivable

•               A term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”), which was fully reserved as of December 31, 2014.

•               A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

•               A term loan to VAS Aero Services, LLC (“VAS”), secured by a second priority security interest in all of VAS’s assets, that was due in full as of December 31, 2014.

•               A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by a first priority security interest in tube manufacturing and related equipment, that matures in October 2017.

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

•               A subordinated term loan to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, that matures in August 2019.

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, that matures in September 2020.

•               A term loan to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”), secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties, that matures in November 2017.

Seismic Testing Equipment

•               A 33.5% ownership interest in land-based seismic testing equipment that is subject to a 36-month lease with Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”), that expires in August 2017.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2014, 2013 and 2012, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Such competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

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

You should not rely on distributions from your Interests as a source of income. While we intend to pay monthly distributions through the end of our operating period, our General Partner and/or our Investment Manager has and may determine again in the future that it is in our best interest to periodically change the amount of distributions you receive or to not pay any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to pay distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

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

We have and may continue to invest in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we typically have the right to buy out the other co-investor’s interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and our affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of their affiliates above ours. As of December 31, 2014, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee for six other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

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

Our General Partner and its affiliates will receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions paid to you during our early years.

Before paying any distributions to you, we have reimbursed and will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for acquiring, managing and realizing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds (the “NASAA Guidelines”) in effect on May 18, 2009 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions paid to you in our early years.

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

Furthermore, we have and are likely to continue to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we have paid and may continue to pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to you.

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

In any particular year, your tax liability from owning our Interests may exceed the distributions you receive from us.  While we expect that your net taxable income from owning our Interests for most years will be less than your distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of distributions you receive in those years. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of distributions. Your tax liability could also exceed the amount of distributions you receive due to allocations designed to cause our limited partners’ capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we pay may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

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

Number of Partners
Title of Class	As of March 18, 2015
General Partner	1
Limited partners	7,100

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We paid distributions to limited partners totaling $20,701,136, $20,705,645 and $20,706,372 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, we paid distributions to our General Partner of $209,102, $209,148 and $209,155 for the years ended December 31, 2014, 2013 and 2012, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $621.38 per Interest as of December 31, 2014.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation. To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases and equipment held for lease as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our equipment held for sale and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and other payables, and then divided that sum by the total number of Interests outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $621.38 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

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

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $621.38 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenue	$40,870,031	$50,233,891	$58,742,744	$46,797,113	$12,835,226
Net (loss) income attributable to Fund Fourteen	$(6,551,125)	$12,947,701	$12,758,456	$1,387,802	$2,338,378
Net (loss) income attributable to Fund Fourteen
allocable to limited partners	$(6,485,614)	$12,818,224	$12,630,871	$1,373,924	$2,314,994
Net (loss) income attributable to Fund Fourteen
allocable to General Partner	$(65,511)	$129,477	$127,585	$13,878	$23,384

Weighted average number of limited partnership interests outstanding	258,764	258,812	258,829	243,491	131,915
Net (loss) income attributable to Fund Fourteen per weighted average
limited partnership interest outstanding	$(25.06)	$49.53	$48.80	$5.64	$17.55
Distributions to limited partners	$20,701,136	$20,705,645	$20,706,372	$18,987,222	$9,695,337
Distributions per weighted average limited partnership interest	$80.00	$80.00	$80.00	$77.98	$73.50
outstanding
Distributions to General Partner	$209,102	$209,148	$209,155	$191,790	$97,933

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total assets	$347,803,899	$410,277,896	$433,078,157	$458,648,791	$208,759,132
Non-recourse long-term debt	$152,903,523	$185,275,365	$200,660,283	$221,045,626	$42,642,708
Partners' equity	$158,579,342	$186,047,883	$194,053,315	$202,214,872	$161,677,642

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

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2015 due to factors such as the rate of employment expansion, increased consumer spending and greater certainty with respect to U.S. budget policies. The recent decline in energy prices has reduced revenue of certain energy companies, which has resulted in an impairment on our investment in Go Frac as further described herein. However, at this time our Investment Manager does not believe that such decline will have a material adverse effect on our long-term results of operations and financial condition.

 Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2014, 2013 and 2012:

Telecommunications Equipment

Between September 2009 and June 2011, we purchased telecommunications equipment for approximately $24,710,000 that was leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  Each of the leases were for a period of 36 months. On September 30, 2012, November 30, 2012, February 28, 2013, February 28, 2014 and May 30, 2014, Global Crossing exercised its option to purchase the telecommunications equipment at lease expiration for approximately $1,065,000, $427,000, $642,000, $1,423,000 and $794,000, respectively. No gain or loss was recorded as a result of the transactions.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden for an aggregate purchase price of $67,000,000. Simultaneously, the vessels were bareboat chartered to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and $43,550,000 in non-recourse long-term debt.

On June 21, 2011, we purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. The tanker was simultaneously bareboat chartered to Center Navigation, a wholly-owned subsidiary of Geden, for a period of five years.

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013. As of December 31, 2013, our Investment Manager assessed the collectability of the lease payments due from Geden over the terms of the leases as well as Geden’s ability to satisfy its purchase obligations at the expiration of the leases. As part of this assessment, our Investment Manager also considered the expected fair value of the vessels at the expiration of the leases. Our Investment Manager determined that Geden would be able to satisfy its lease payment obligations during the terms of the leases and estimated that the future fair values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the expiration of the leases. As a result, our Investment Manager concluded that no credit loss reserve was required for the year ended December 31, 2013. As of December 31, 2013, net investment in finance leases totaling $130,731,079 was related to the three vessels.

Our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms in 2014. Subsequent to 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates for the past 10 years. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis. For the years ended December 31, 2014 and 2013, we recognized finance income of $2,041,752 and $3,996,587, respectively, related to the Amazing and the Fantastic. As of December 31, 2014, net investment in finance leases totaling $49,964,886 was related to the Amazing and the Fantastic. As collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration, and concluded that no credit loss reserve was deemed necessary as of December 31, 2014 due to the current fixed employment of the vessel and prevailing market conditions. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased since December 31, 2013, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the years ended December 31, 2014 and 2013, we recognized finance income of $2,860,189 and $4,180,341, respectively, related to the Center. As of December 31, 2014, net investment in finance leases totaling $68,040,899 was related to the Center.

On March 29, 2011, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two VLCCs (collectively, the “AET Vessels”). The aframax tankers were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs were each acquired for $72,000,000, of which $55,000,000 was financed through non-

recourse long-term debt (collectively with the non-recourse long-term debt on the aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of 10 years.  On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels.  The Sub Debt is for a period of 60 months and at our option may be extended for an additional 12 months. The Sub Debt is secured by the equity of the joint venture. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the aframax tankers, the Eagle Otome and the Eagle Subaru, to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000.

In connection with the non-recourse long-term debt incurred related to the acquisition of the AET Vessels and the Center, we entered into non-designated interest rate swap agreements to effectively fix the variable interest rates (see Notes 7 and 10 to our consolidated financial statements). For the years ended December 31, 2014, 2013 and 2012, these interest rate swaps generated a loss (gain) of $2,298,408, $(1,514,318) and $4,478,985, respectively.

On December 19, 2011, a joint venture owned 40% by us and 60% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2014, the joint venture recorded a note payable to us and Fund Fifteen in the amount of approximately $2,609,000 and $3,914,000, respectively.  The note bears interest at 15.5% per year and matures on June 4, 2019. The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, a joint venture owned 20% by us and 80% by Fund Fifteen purchased a car carrier vessel, the Hoegh Copenhagen. The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners for a period of eight years. Our contribution to the joint venture was approximately $4,690,000.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by Fund Fifteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our contribution to the joint venture was approximately $4,361,000.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately, $1,022,000.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,617,000.

Motor Coaches

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for approximately $4,500,000 and simultaneously leased the buses to Dillion’s Bus Service, Inc. (“DBS”). On May 13, 2010, we purchased fifteen additional 2010 MCI J4500 motor coach buses for approximately $5,900,000 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  The leases are for a period of 60 months commencing on June 1, 2010.

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

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $2,693,000.

Gas Compressors

On July 15, 2011, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by Hardwood Partners, LLC (“Hardwood”) amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000. Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000.

Oil Field Services Equipment

On February 15, 2013, a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $3,606,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. As a result, the joint venture is in the process of repossessing the equipment and intends to sell such equipment in the near future. During the fourth quarter of 2014, the joint venture recognized an impairment charge of approximately $4,026,000 based on the fair market value of the leased equipment as of December 31, 2014. The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. Our share of the impairment charge was approximately $845,000, which reduced our investment in the joint venture to $0. As the market for the oil and gas hydraulic fracturing industry continues to decline in 2015, the joint venture estimates that it may incur additional losses ranging from $500,000 to $1,500,000 based on the ultimate realized value from selling such equipment within the next six months. We do not expect to incur additional losses as our investment in the joint venture is at $0 and we have no obligation to fund the negative equity of the joint venture.

Notes Receivable

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals, Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

On December 23, 2009, a joint venture between us and Fund Twelve made a secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 secured term loan facility. In 2011, we exchanged our 40.195% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the note receivable owned by the joint venture. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. The loan bore interest at 20% per year and was secured by a second priority security interest in all of Quattro Plant’s rail support construction equipment, among other collateral. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On March 3, 2010, we provided a senior secured term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”).  The loan bore interest at 18% per year, which was payable for a period of 48 months, and was secured by a first priority security interest in point of sale equipment valued at approximately $15,166,000 on the date the transaction occurred. On December 23, 2010, the payment obligations were restructured and the loan was extended through July 15, 2014. As of December 31, 2011, we recorded a credit loss reserve of $620,000. During 2012, we reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on our consolidated statements of operations. On May 2, 2012, NL III satisfied their obligations in connection with the loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was written off.

On June 30, 2010, we made two secured term loans in the aggregate amount of $14,400,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility.  The loans were funded between July and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron, which were valued in the aggregate at $115,700,000 on the date the transaction occurred. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security interest in the vessels. On April 15, 2014, we sold all of our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $545,000 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of approximately $2,135,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of approximately $84,000.

On September 24, 2010, we made a secured term loan in the amount of $5,250,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility. The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment, which was valued at approximately $121,200,000 on the date the transaction occurred. On May 22, 2012, Northern Crane satisfied its obligations in connection with the loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000 that was recognized as additional finance income.

On July 26, 2011, we made a secured term loan to Western Drilling in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016. The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. No finance income was recognized since the date the loan was considered impaired. As a result, we recognized no finance income in 2014 and approximately $635,000 of finance income was recognized in 2013 prior to the loan being impaired. During the year ended December 31, 2014, an additional credit loss reserve of $862,131 was recognized based on cash proceeds of $3,823,044 received from the sale of the collateral. As of December 31, 2014, we fully reserved the remaining balance of the loan of $3,805,935. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $40,000. Upon receipt of such settlement amount, we will write off the fully reserved loan.

On February 3, 2012, we made a secured term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility. The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000 on the date the transaction occurred.  In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone.  Between April and October 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000 that was recognized as additional finance income.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through.  While discussions on other options are still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $1,896,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $2,899,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $591,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

On March 9, 2012, we made a secured term loan in the amount of $7,500,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $145,000 for the year ended December 31, 2012.  During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of collateral. As of December 31, 2013, we fully reserved the remaining balance of the loan of $2,958,795. Although we received a judgment against Kanza and its guarantors covering the remaining balance of the loan, our Investment Manager evaluated the collectability of such judgment and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. To the extent that we recover all or any portion of such judgment from Kanza and/or its guarantors in the future, we will recognize the cash receipt as a gain. No finance income was recognized on the impaired loan during the years ended December 31, 2014 and 2013.

On June 22, 2012, we made a secured term loan in the amount of $1,855,000 to NTS Communications Inc. and certain of its affiliates (collectively, “NTS”). The loan bore interest at 12.75% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On September 27, 2012, we made an additional secured term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bore interest at 12.75% per year and was for a period of 57 months.  The Second Term Loan was secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan.  On June 6, 2014, NTS satisfied their obligations in connection with the two loans by making a prepayment of approximately $3,421,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $130,000. The prepayment fee was recognized as additional finance income.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier's other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $346,000, which included a prepayment fee of approximately $36,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,500,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the note receivable totaling approximately $249,000 as a charge against finance income.

On September 10, 2012, a joint venture owned by us and Fund Fifteen made a secured term loan in the amount of $12,410,000 to Superior as part of a $17,000,000 term loan facility. The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were collectively valued at approximately $32,387,000 on the date the transaction occurred. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees. Subsequent to Fund Fifteen’s capital contribution, the joint venture was owned 80% by us and 20% by Fund Fifteen.  Immediately thereafter, we exchanged our 80% ownership interest in the joint venture for our proportionate share of the loan that was owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of approximately $10,200,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $297,000.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility.  The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility. The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000 on the date the transaction occurred. The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the loan by making a prepayment of approximately $8,780,000. We recognized a loss of approximately $577,000 due to the write-off of initial direct costs, which is included in finance income.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility. The loan bore interest at 12.25% per year and was for a period of 42 months. The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of approximately $2,620,000 on the loan, which included a prepayment fee and make whole interest of approximately $124,000. As part of the transaction, the remaining balance of the loan was sold and assigned for $1,600,000. No significant gain or loss was recorded as a result of this transaction.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold and package printed commercial envelopes, which was valued at $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The non-recourse long-term debt matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year.  On July 7, 2014, Cenveo made a partial prepayment of approximately $910,000 in connection with the loan, which included a net prepayment fee of approximately $10,000. Simultaneously, we partially paid down our non-recourse long-term debt with NXT by making a payment of approximately $575,000.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt, of which our share was $2,200,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000 on the date the transaction occurred, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $720,000, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Twelve and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels.  The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $78,000 as a charge against finance income.

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

On November 13, 2014, we and Fund Twelve made secured term loans in the aggregate amount of $15,000,000 to NARL as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $3,000,000. The loan bears interest at 10.75% per year and is for a period of three years. The loan is secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. Our contribution to the joint venture was approximately $3,666,000.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2014, 2013 and 2012, we paid acquisition fees to our Investment Manager of $922,917, $1,550,049 and $3,951,374, respectively.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Investment Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

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

Results of Operations for the Years Ended December 31, 2014 (“2014”) and 2013 (“2013”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2014		2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,040,899	37%	$82,973,187	37%
Marine - dry bulk vessels	49,964,886	27%	62,759,869	28%
Petrochemical facility	31,976,805	17%	27,600,946	12%
Manufacturing equipment	9,957,724	6%	10,104,252	5%
Printing equipment	6,582,292	4%	8,909,250	4%
Trailers	4,778,738	3%	7,097,207	3%
Platform supply vessels	3,598,174	2%	-	-
Energy equipment	2,939,164	2%	-	-
Aircraft parts	2,899,078	2%	5,063,617	2%
Telecommunications equipment	-	-	6,520,397	3%
Analog seismic system equipment	-	-	5,650,423	3%
Land drilling rigs	-	-	4,685,175	2%
Oil field services equipment	-	-	1,865,907	1%
	$180,737,760	100%	$223,230,230	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014	2013
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	37%	42%
Jurong Aromatics Corporation Pte. Ltd.	Petrochecmical facility	25%	15%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	1%	10%
		63%	67%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014 and 2013, the net carrying value related to Geden was $118,005,785 and $130,731,079, respectively, which leases were accounted for under a non-accrual basis. As of December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. As of December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions. Finance income recognized on the leases related to Geden for 2014 and 2013 was $4,901,941 and $8,176,928, respectively. This decrease was due to the leases being placed on a non-accrual status during the three months ended June 30, 2013 and subsequently, finance income was recognized only to the extent cash was received.

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $2,899,078. No finance income was recognized since the date the loan was impaired during 2014. We recognized $591,081 and $770,548 of finance income related to VAS during the years ended December 31, 2014 and 2013, respectively, prior to the loan being impaired. As of December 31, 2013, the net carrying value of the loan related to VAS was $5,063,617.

As of December 31, 2013, the net carrying value of our impaired loan related to Western Drilling was $4,685,175. As of December 31, 2014, the remaining loan balance of $3,805,935 was fully reserved subsequent to the application of cash proceeds from the sale of the collateral in May 2014. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $40,000. Upon receipt of such settlement amount, we will write off the fully reserved loan. Finance income recognized on the loan related to Western Drilling for 2014 and 2013 was $0 and $634,368, respectively. This decrease was due to the impaired loan being placed on a non-accrual status during the three months ended September 30, 2013 and subsequently, no finance income has been recognized.

As of December 31, 2013, we fully reserved Kanza’s remaining loan balance of $2,958,795. During 2014, our Investment Manager evaluated the collectability of the judgment against Kanza and its guarantors and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. No finance income was recognized on the impaired loan related to Kanza during the years ended December 31, 2014 and 2013.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$114,864,691	94%	$136,804,707	93%
Motor coaches	4,665,392	4%	5,918,821	4%
Packaging equipment	3,220,856	2%	3,847,166	3%
	$122,750,939	100%	$146,570,694	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2014 and 2013, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014	2013
AET Inc. Limited	Marine - crude oil tankers	88%	89%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Finance income	$13,409,240	$19,694,870	$(6,285,630)
Rental income	24,003,996	28,846,398	(4,842,402)
Income from investment in joint ventures	1,145,516	1,393,023	(247,507)
Gain on sale of assets, net	2,266,237	-	2,266,237
Other income	45,042	299,600	(254,558)
Total revenue	$40,870,031	$50,233,891	$(9,363,860)

Total revenue for 2014 decreased $9,363,860, or 18.6%, as compared to 2013. The decrease in finance income was primarily a result of the finance leases with Geden and the note receivable with Western Drilling being placed on non-accrual status and the sale of our interest in the loans with Ocean Navigation. During 2014 and 2013, several other financing receivables were repaid or matured and the related impact of reduced finance income was partially offset by increased finance income generated by new financing receivables we entered into during 2014 and 2013. The decrease in rental income was primarily the result of the expiration of two operating leases related to the Eagle Otome and the Eagle Subaru subsequent to 2013. These decreases were partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during 2014.

Expenses for 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Management fees	$2,478,049	$1,908,614	$569,435
Administrative expense reimbursements	1,675,514	2,393,312	(717,798)
General and administrative	2,607,943	2,693,471	(85,528)
Credit loss	15,412,805	3,430,882	11,981,923
Depreciation	11,678,140	15,369,952	(3,691,812)
Interest	8,894,664	10,591,319	(1,696,655)
Loss (gain) on derivative financial instruments	2,344,725	(1,521,687)	3,866,412
Total expenses	$45,091,840	$34,865,863	$10,225,977

Total expenses for 2014 increased $10,225,977, or 29.3%, as compared to 2013. The increase in credit loss for 2014 was primarily related to two finance leases with Geden and the notes receivable with VAS and Western Drilling. The credit loss for 2013 was primarily related to the note receivable with Western Drilling. Due to the continued decline in charter rates associated with supramax bulk carrier vessels, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment and purchase obligations and therefore, we recorded a credit loss of approximately $12,646,000 related to the Amazing and the Fantastic during 2014. Due to VAS’s failure to meet its payment obligations, a credit loss of approximately $1,904,000 was recorded during 2014 based on the estimated value of the recoverable collateral. Due to Western Drilling’s failure to meet its payment obligations, the loan was placed on a non-accrual status and a credit loss of approximately $3,412,000 was recorded during 2013 based on the estimated value of the recoverable collateral. In 2014, we recorded an additional credit loss related to Western Drilling for the shortfall of the loan balance not covered by proceeds from the sale of the collateral. The increase in loss (gain) on derivative financial instruments was a result of the change from a gain on derivative financial instruments during 2013 to a loss during 2014 due to unfavorable movements in interest rates on our non-designated interest rate swaps. These increases were partially offset by a decrease in (i) depreciation expense due to the Eagle Otome and the Eagle Subaru being classified as assets held for sale as of March 31, 2014 and subsequently sold in 2014, (ii) interest expense as a result of repayments made on our non-recourse long-term debt and (iii) administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $91,011, from $2,420,327 in 2013 to $2,329,316 in 2014. The decrease was primarily due to lower income generated by our joint venture investment in AET due to unfavorable movements in interest rates on our non-designated interest swaps, partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during 2014. This decrease was also partially offset by higher interest income generated by our joint venture investment in JAC, in which the PIK interest was added to the principal balance of the investment.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for 2014 was $6,551,125. Net income attributable to us for 2013 was $12,947,701. Net loss attributable to us per weighted average Interest outstanding for 2014 was $25.06. Net income attributable to us per weighted average Interest outstanding for 2013 was $49.53.

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

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

 During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013	2012
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	42%	49%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	15%	9%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	10%	7%
Revstone Transportation, LLC	Automotive manufacturing
	equipment	-	10%
		67%	75%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2013, the net carrying value related to Geden was $130,731,079, which leases were accounted for under a non-accrual basis since the three months ended June 30, 2013. As of December 31, 2013, no credit loss reserve was deemed necessary as our Investment Manager believed that Geden would be able to satisfy its lease payment and purchase obligations under the proposed amended leases. Significant assumptions underlying the estimates used in the analyses included future charter rates and future fair values of the vessels. To the extent these estimates change, a credit loss reserve may be necessary in the future. Finance income recognized on the leases related to Geden for 2013 and 2012 was $8,176,928 and $13,538,167, respectively. This decrease was due to the leases being placed on a non-accrual status during the three months ended June 30, 2013 and subsequently, finance income was recognized only to the extent cash was received.

As of December 31, 2013, the net carrying value of our impaired loan related to Western Drilling was $4,685,175. The loan was placed on non-accrual status during the three months ended September 30, 2013. As of December 31, 2012, the net carrying value of the loan was $7,702,114. Finance income recognized on the loan related to Western Drilling for 2013 and 2012 was $634,368 and $1,346,191, respectively. This decrease was due to the impaired loan being placed on a non-accrual status during the three months ended September 30, 2013 and subsequently, no finance income was recognized.

As of December 31, 2012, the net carrying value of our impaired loan related to Kanza was $773,031. The loan was placed on non-accrual status during the three months ended June 30, 2012. As of December 31, 2013, the remaining loan balance of $2,958,795 was fully reserved subsequent to the application of cash proceeds from the sale of the collateral. Finance income recognized on the loan related to Kanza for 2013 and 2012 was $0 and $144,816, respectively. This decrease was due to the impaired loan being placed on a non-accrual status during the three months ended June 30, 2012 and subsequently, no finance income was recognized.

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

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,453,134, from $967,193 to $2,420,327 in 2013. The increase was primarily due to the change in fair value of the non-designated interest rate swap contracts in connection with a related party’s minority interest in our four leveraged operating leases.

Net Income Attributable to Fund Fourteen

As a result of the foregoing factors, net income attributable to us for 2013 and 2012 was $12,947,701 and $12,758,456, respectively. Net income attributable to us per weighted average Interest outstanding for 2013 and 2012 was $49.53 and $48.80, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $62,473,997, from $410,277,896 at December 31, 2013 to $347,803,899 at December 31, 2014. The decrease was primarily due to (i) repayments on our non-recourse long-term debt, (ii) distributions paid to our partners and (iii) depreciation of our leased equipment at cost. This decrease was partially offset by operating income for 2014.

Total Liabilities

Total liabilities decreased $37,303,078, from $209,893,220 at December 31, 2013 to $172,590,142 at December 31, 2014. The decrease was primarily due to repayments on our non-recourse long-term debt and the payment of accrued interest primarily related to the debt associated with the Eagle Otome and the Eagle Subaru as a result of the sale of such vessels in April and May 2014, respectively.

Equity

Equity decreased $25,170,919, from $200,384,676 at December 31, 2013 to $175,213,757 at December 31, 2014. The decrease was primarily the result of distributions paid to our partners and our net loss in 2014.

Liquidity and Capital Resources

Summary

At December 31, 2014 and 2013, we had cash and cash equivalents of $12,553,252 and $9,526,625, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2014, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At December 31, 2014, we had $5,406,170 available under a revolving line of credit pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 8 to our consolidated financial statements.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$20,165,665	$26,708,171	$30,382,955
Investing activities	36,181,914	536,229	(21,074,590)
Financing activities	(53,320,952)	(36,437,292)	(39,372,357)
Net increase (decrease) in cash and cash equivalents	$3,026,627	$(9,192,892)	$(30,063,992)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

 Cash provided by operating activities decreased $6,542,506, from $26,708,171 in 2013 to $20,165,665 in 2014. The decrease was primarily due to a decrease in finance income as a result of the finance leases with Geden and the note receivable with Western Drilling being placed on non-accrual status, each of which took place during 2013. In addition, the decrease was due to the payment of approximately $4,197,000 in 2014 for accrued interest as a result of certain defaults being cured on our non-recourse long-term debt associated with the Eagle Otome and the Eagle Subaru. These decreases were partially offset by the release of restricted cash in 2014 upon the defaults being cured on such non-recourse long-term debt.

Investing Activities

Cash provided by investing activities increased $35,645,685, from $536,229 in 2013 to $36,181,914 in 2014.  The increase primarily resulted from (i) an increase in principal received on our notes receivable due to scheduled payments and prepayments related to the INOVA Borrowers, NTS, SAE, Heniff and Frontier (ii) an increase in principal received on our notes receivable due to the sale of our interest related to Ocean Navigation, (iii) an increase in proceeds from the sale of the Eagle Otome and the Eagle Subaru and (iv) the use of less cash to make investments during 2014 as compared to 2013. These increases were partially offset by reduced principal received on the finance leases related to Geden.

Financing Activities

Cash used in financing activities increased $16,883,660, from $36,437,292 in 2013 to $53,320,952 in 2014.  The increase was primarily due to an increase in repayments on our non-recourse long-term debt during 2014 and proceeds from non-recourse long-term debt with NXT in 2013, with no comparable proceeds received in 2014.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2014 and December 31, 2013 of $152,903,523 and $185,275,365, respectively.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $239,452,768, of which $118,005,785 was related to non-performing assets associated with Geden.

On April 20, 2012, the joint venture which owns the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 to December 2014, the Sub Debt lender has certain rights, including step-in rights, which allows it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As of December 31, 2014 and 2013, the Sub Debt balance was $11,319,371 and $19,753,619, respectively. As of December 31, 2014, the restricted cash balance was $5,417,126.

As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of approximately $575,000.

We restructured the non-recourse long-term debt associated with a crude oil tanker, the Center, and the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 19, 2014 and March 31, 2014, respectively, to amend the repayment stream and financial covenants. The interest rates and maturity dates remain the same for the loans. Beginning September 29, 2014, the interest rate for the non-recourse long-term debt associated with the Amazing and the Fantastic was floating at LIBOR plus 3.85% as part of the original agreement.

As of December 31, 2014, we were in compliance with all covenants related to the non-recourse long-term debt. Subsequent to December 31, 2014, we were notified by our lender of non-compliance with a financial covenant related to the non-recourse long-term debt associated with the Amazing and the Fantastic. We are in the process of negotiating with the lender to cure such non-compliance.

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2014, we had $5,406,170 available under the Facility pursuant to the borrowing base.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

We are in the process of extending the term of our Facility. However, there can be no assurance that we and CB&T will finalize such extension.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners in the amount of $20,701,136, $20,705,645 and $20,706,372 in 2014, 2013 and 2012, respectively.  We paid distributions to our General Partner in the amount of $209,102, $209,148 and $209,155 in 2014, 2013 and 2012, respectively. We paid distributions to our noncontrolling interests in the amount of $53,400, $99,241 and $750,746 in 2014, 2013 and 2012, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2014.

At December 31, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2014, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $161,219,714.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2014:

	Payments Due by Period
		Less Than	1 - 3	4 - 5
	Total	1 Year	Years	Years	Thereafter

Non-recourse debt	$152,903,523	$25,113,694	$82,143,850	$18,230,784	$27,415,195
Non-recourse debt interest and interest rate swap	25,937,733	8,105,269	10,916,560	4,991,211	1,924,693
payments*
Seller's credit	9,000,000	-	-	9,000,000	-
	$187,841,256	$33,218,963	$93,060,410	$32,221,995	$29,339,888

*These amounts contain (1) future interest payments on non-recourse debt that reflect the applicable fixed or variable rate in effect at December 31, 2014 and (2) future cash flows on interest rate swaps that reflect interest rates in effect at December 31, 2014. The cash flows on the non-recourse debt and the future cash flows on interest rate swaps, individually, will differ, perhaps significantly, based on applicable market interest rates during their remaining terms. However, since the purpose of our interest rate swaps is to fix the interest payments, when aggregated as in the above table, such amounts are not expected to differ during their remaining terms.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2014, we had restricted cash of $7,317,126.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and most of our notes receivable contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit. As of December 31, 2014, the principal balance on our fixed-rate notes receivable was $62,867,216. As of December 31, 2014, the principal balance on our fixed-rate non-recourse long-term debt was $15,434,002. As of December 31, 2014, the principal balance on our seller’s credit was $8,316,191, which is classified in accrued expenses and other liabilities on our consolidated balance sheets.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit would warrant as of December 31, 2014 and are indicative of the interest rate environment as of December 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our principal balance on the fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit to be $63,262,831, $15,595,451 and $8,461,899, respectively, as of December 31, 2014.

We currently have seven outstanding notes payable, which are our non-recourse debt obligations. The interest rates for the non-recourse debt obligations are either (i) variable interest rate, (ii) fixed interest rate, or (iii) variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our objectives in using interest rate swaps are to add stability to interest expense and to manage our exposure to interest rate movement on our variable non-recourse debt. As of December 31, 2014, we had three interest rate swaps for certain variable non-recourse debt obligations. While we seek to mitigate interest rate risk by entering into hedging arrangements with counterparties, it is possible that our hedging transactions, which are intended to limit losses, may not be effective. In addition, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties. Based on this assessment, we believe that the risk of counterparty non-performance is minimal. As of December 31, 2014, we also had variable non-recourse debt with no hedging arrangement. To the extent interest rates fluctuate significantly, our interest expense will fluctuate accordingly.

As of December 31, 2014, we had three interest rate swaps that are non-designated with an aggregate notional balance of $109,210,000 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively eliminate the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.  A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $3,139,000 whereas a hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $3,164,000.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amount as of December 31, 2014.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 20, 2015

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets

Cash and cash equivalents	$12,553,252	$9,526,625
Restricted cash	7,317,126	10,860,964
Net investment in finance leases	118,005,785	133,799,368
Leased equipment at cost (less accumulated depreciation
of $41,069,511 and $44,364,515, respectively)	122,750,939	146,570,694
Net investment in notes receivable	62,731,975	89,430,862
Note receivable from joint venture	2,609,209	2,575,278
Investment in joint ventures	18,739,125	10,680,776
Other assets	3,096,488	6,833,329
Total assets	$347,803,899	$410,277,896
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$152,903,523	$185,275,365
Derivative financial instruments	5,379,474	6,281,705
Deferred revenue	2,365,892	3,253,862
Due to General Partner and affiliates, net	826,285	522,643
Accrued expenses and other liabilities	11,114,968	14,559,645
Total liabilities	172,590,142	209,893,220

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	159,293,140	186,487,068
General Partner	(713,798)	(439,185)
Total partners' equity	158,579,342	186,047,883
Noncontrolling interests	16,634,415	14,336,793
Total equity	175,213,757	200,384,676
Total liabilities and equity	$347,803,899	$410,277,896

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenue:
Finance income	$13,409,240	$19,694,870	$27,572,861
Rental income	24,003,996	28,846,398	31,089,039
Income (loss) from investment in joint ventures	1,145,516	1,393,023	(18,175)
Gain on sale of assets, net	2,266,237	-	-
Other income	45,042	299,600	99,019
Total revenue	40,870,031	50,233,891	58,742,744
Expenses:
Management fees	2,478,049	1,908,614	3,205,434
Administrative expense reimbursements	1,675,514	2,393,312	4,029,397
General and administrative	2,607,943	2,693,471	2,244,418
Credit loss	15,412,805	3,430,882	2,636,066
Depreciation	11,678,140	15,369,952	17,069,071
Interest	8,894,664	10,591,319	11,353,724
Loss (gain) on derivative financial instruments	2,344,725	(1,521,687)	4,478,985
Total expenses	45,091,840	34,865,863	45,017,095
Net (loss) income	(4,221,809)	15,368,028	13,725,649
Less: net income attributable to noncontrolling interests	2,329,316	2,420,327	967,193
Net (loss) income attributable to Fund Fourteen	$(6,551,125)	$12,947,701	$12,758,456

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(6,485,614)	$12,818,224	$12,630,871
General Partner	(65,511)	129,477	127,585
	$(6,551,125)	$12,947,701	$12,758,456

Weighted average number of limited partnership interests outstanding	258,764	258,812	258,829
Net (loss) income attributable to Fund Fourteen per weighted average limited
partnership interest outstanding	$(25.06)	$49.53	$48.80

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership	Limited	General	Total Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2011	258,832	$202,492,816	$(277,944)	$202,214,872	$11,661,760	$213,876,632

Net income	-	12,630,871	127,585	12,758,456	967,193	13,725,649
Repurchase of limited partnership
interests	(5)	(4,486)	-	(4,486)	-	(4,486)
Distributions	-	(20,706,372)	(209,155)	(20,915,527)	(750,746)	(21,666,273)
Investment by noncontrolling interests	-	-	-	-	2,683,745	2,683,745
Exchange of noncontrolling interests
in joint venture	-	-	-	-	(2,546,245)	(2,546,245)
Balance, December 31, 2012	258,827	194,412,829	(359,514)	194,053,315	12,015,707	206,069,022

Net income	-	12,818,224	129,477	12,947,701	2,420,327	15,368,028
Repurchase of limited partnership
interests	(55)	(38,340)	-	(38,340)	-	(38,340)
Distributions	-	(20,705,645)	(209,148)	(20,914,793)	(99,241)	(21,014,034)
Balance, December 31, 2013	258,772	186,487,068	(439,185)	186,047,883	14,336,793	200,384,676

Net (loss) income	-	(6,485,614)	(65,511)	(6,551,125)	2,329,316	(4,221,809)
Repurchase of limited partnership
interests	(11)	(7,178)	-	(7,178)	-	(7,178)
Distributions	-	(20,701,136)	(209,102)	(20,910,238)	(53,400)	(20,963,638)
Investment by noncontrolling interests	-	-	-	-	21,706	21,706
Balance, December 31, 2014	258,761	$159,293,140	$(713,798)	$158,579,342	$16,634,415	$175,213,757

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(4,221,809)	$15,368,028	$13,725,649
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income, net of costs and fees	(2,977,149)	(1,468,870)	(477,426)
(Income) loss from investment in joint ventures	(1,145,516)	(1,393,023)	18,175
Net gain on sale of assets	(2,266,237)	-	-
Depreciation	11,678,140	15,369,952	17,069,071
Credit loss	15,412,805	3,430,882	2,636,066
Interest expense from amortization of debt financing costs	403,207	858,340	975,887
Interest expense, other	426,000	407,403	385,349
Other income	-	-	(17,544)
(Gain) loss on derivative financial instruments	(855,915)	(5,120,897)	731,806
Changes in operating assets and liabilities:
Restricted cash	3,543,838	(4,022,358)	(4,338,606)
Other assets, net	3,279,087	(780,503)	(1,879,630)
Accrued expenses and other liabilities	(3,870,677)	2,623,356	1,724,637
Deferred revenue	(862,071)	(142,253)	199,370
Due to General Partner and affiliates	303,642	494,026	(369,849)
Distributions from joint ventures	1,318,320	1,084,088	-
Net cash provided by operating activities	20,165,665	26,708,171	30,382,955
Cash flows from investing activities:
Proceeds from sale of equipment	16,599,540	641,942	2,043,031
Principal received on finance leases	835,975	5,334,418	5,836,609
Investment in joint ventures	(9,142,768)	(7,977,988)	(4,797,315)
Distributions received from joint ventures in excess of profits	911,615	3,174,402	240,221
Investment in notes receivable	(10,046,538)	(16,640,437)	(64,095,652)
Principal and sale proceeds received on notes receivable	37,024,090	16,003,892	39,698,516
Net cash provided by (used in) investing activities	36,181,914	536,229	(21,074,590)
Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	5,850,000	-
Repayment of non-recourse long-term debt	(32,371,842)	(21,234,918)	(20,385,343)
Proceeds from revolving line of credit, recourse	-	10,500,000	-
Repayment of revolving line of credit, recourse	-	(10,500,000)	-
Investment by noncontrolling interests	21,706	-	2,683,745
Distributions to noncontrolling interests	(53,400)	(99,241)	(750,746)
Distributions to partners	(20,910,238)	(20,914,793)	(20,915,527)
Repurchase of limited partnership interests	(7,178)	(38,340)	(4,486)
Net cash used in financing activities	(53,320,952)	(36,437,292)	(39,372,357)
Net increase (decrease) in cash and cash equivalents	3,026,627	(9,192,892)	(30,063,992)
Cash and cash equivalents, beginning of year	9,526,625	18,719,517	48,783,509
Cash and cash equivalents, end of year	$12,553,252	$9,526,625	$18,719,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,005,223	$10,086,182	$11,814,779
Supplemental disclosure of non-cash investing and financing activities:
Exchange of net investment in note receivable for noncontrolling interest in
investment in joint venture	$-	$-	$2,546,245

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

(1)       Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” or “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

We are engaged in one business segment, the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective, we: (i) acquired and continue to acquire a diversified portfolio by making investments in Capital Assets; (ii) paid and may pay in the future monthly distributions, at our general partner’s discretion, to our partners commencing, with respect to each partner, the month following such partner’s admission to us and continuing until the end of the operating period; (iii) reinvested and will continue to reinvest substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our partners during our liquidation period.

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

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to our General Partner until the aggregate amount of distributions paid to limited partners equals the sum of the limited partners’ aggregate capital contributions plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily. After such time, distributions will be allocated 90% to the limited partners and 10% to our General Partner.

(2)      Summary of Significant Accounting Policies

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net (loss) income attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the years ended December 31, 2013 and 2012, the predominant cash inflows into restricted cash were related to rental income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the senior non-recourse long-term debt agreement. For the year ended December 31, 2014, the predominant cash outflow from restricted cash was related to the release of such previously restricted cash to pay down certain non-recourse long-term debt. As a result, changes in restricted cash were classified within net cash provided by operating activities for all years.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

Leased Equipment at Cost

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 5 to 10 years, to the asset’s residual value.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as a finance or an operating lease.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as finance income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

December 31, 2014

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

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

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

Warrants

Warrants held by us are not registered for public sale and are revalued on a quarterly basis.  The revaluation of warrants is calculated using the Black-Scholes-Merton option pricing model.  The assumptions utilized in the Black-Scholes-Merton option pricing model include share price, strike price, expiration date, risk-free rate and the volatility percentage.  The change in the fair value of warrants is recognized as a component of loss (gain) on derivative financial instruments in the consolidated statements of operations.

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

December 31, 2014

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

As of December 31, 2014 and 2013, we had net investment in notes receivable on non-accrual status of $2,899,078 and $4,685,175, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2014	2013
Principal outstanding(1)	$65,959,899	$91,113,235
Initial direct costs	3,397,823	5,713,226
Deferred fees	(923,855)	(1,493,000)
Credit loss reserve(2)	(5,701,892)	(5,902,599)
Net investment in notes receivable(3)	$62,731,975	$89,430,862

(1) As of December 31, 2014 and 2013, total principal outstanding related to our impaired loans was $8,600,970 and $10,587,774, respectively.

(2) As of December 31, 2014, credit loss reserve of $1,895,957 and $3,805,935 was related to the VAS and Western Drilling (each defined below) loans, respectively. As of December 31, 2013, credit loss reserve of $2,943,804 and $2,958,795 was related to the Western Drilling and Kanza (defined below) loans, respectively.

(3) As of December 31, 2014 and 2013, net investment in notes receivable related to our impaired loans was $2,899,078 and $4,685,175, respectively.

On June 29, 2009, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals, Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of approximately $1,368,000. No material gain or loss was recorded as a result of this transaction.

On December 23, 2009, a joint venture between us and Fund Twelve made a secured term loan to Quattro Plant Limited (“Quattro Plant”) in the amount of £5,800,000 (approximately $9,462,000) as part of a £24,800,000 secured term loan facility. In 2011, we exchanged our 40.195% ownership interest in the joint venture for an assignment of our proportionate share of the future cash flows of the note receivable owned by the joint venture. Upon completion of the exchange, the joint venture was deconsolidated and then terminated. The loan bore interest at 20% per year and was secured by a second priority security interest in all of Quattro Plant’s rail support construction equipment, among other collateral. On October 16, 2012, Quattro Plant extended the term of its loan facility to February 28, 2013. On November 14, 2012, Quattro Plant satisfied its obligation in connection with its loan by making a prepayment of approximately $713,000. No material gain or loss was recorded as a result of this transaction.

On March 3, 2010, we provided a senior secured term loan in the aggregate amount of approximately $9,858,000 to Northern Capital Associates XVIII, L.P. and certain of its affiliates (collectively, “NL III”). The loan bore interest at 18% per year, which was payable for a period of 48 months, and was secured by a first priority security interest in point of sale equipment. On December 23, 2010, the payment obligations were restructured and the loan was extended through July 15, 2014. As of December 31, 2011, we recorded a credit loss reserve of $620,000. During 2012, we reduced the credit loss reserve from $620,000 to $280,000, which was recorded as a reduction of credit loss on our consolidated statements of operations. On May 2, 2012, NL III satisfied their obligations in connection with the loan by making a prepayment of approximately $5,700,000.  In connection with the prepayment, the credit loss reserve was written off.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

On June 30, 2010, we made two secured term loans in the aggregate amount of $14,400,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility.  The loans were funded between July and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security interest in the vessels. On April 15, 2014, we sold all of our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of approximately $545,000 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of approximately $2,135,000, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of approximately $84,000.

On September 24, 2010, we made a secured term loan in the amount of $5,250,000 to Northern Crane Services, Inc. (“Northern Crane”) as part of a $150,000,000 term loan facility. The loan bore interest at 15.75% per year and was for a period of 54 months. The loan was secured by a first priority security interest in lifting and transportation equipment. On May 22, 2012, Northern Crane satisfied its obligations in connection with the loan by making a prepayment of approximately $4,283,000, which included a prepayment fee of approximately $122,000 that was recognized as additional finance income.

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively “Western Drilling”) in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016.  The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and we recorded a credit loss of $3,412,087 during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. No finance income was recognized since the date the loan was considered impaired. As a result, we recognized no finance income in 2014 and approximately $635,000 of finance income was recognized in 2013 prior to the loan being impaired. During the year ended December 31, 2014, an additional credit loss reserve of $862,131 was recognized based on cash proceeds of $3,823,044 received from the sale of the collateral. As of December 31, 2014, we fully reserved the remaining balance of the loan of $3,805,935. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $40,000. Upon receipt of such settlement amount, we will write off the fully reserved loan.

On February 3, 2012, we made a secured term loan in the amount of $15,406,250 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility. The loan bore interest at 15% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”) to Revstone. Between April and October 2012, Revstone borrowed approximately $2,426,000 in connection with the CapEx Loan. The CapEx Loan bore interest at 17% per year and was scheduled to mature on March 1, 2017. The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $17,838,000, which included a prepayment fee of approximately $841,000 that was recognized as additional finance income.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options are still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $1,896,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $2,899,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $591,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

On March 9, 2012, we made a secured term loan in the amount of $7,500,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $145,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $19,000 based on cash proceeds of approximately $754,000 received from the sale of the collateral. As of December 31, 2013, we fully reserved the remaining balance of the loan of $2,958,795. Although we received a judgment against Kanza and its guarantors covering the remaining balance of the loan, our Investment Manager evaluated the collectability of such judgment and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. To the extent that we recover all or any portion of such judgment from Kanza and/or its guarantors in the future, we will recognize the cash receipt as a gain. No finance income was recognized on the impaired loan during the years ended December 31, 2014 and 2013.

On June 22, 2012, we made a secured term loan in the amount of $1,855,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”). The loan bore interest at 12.75% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On September 27, 2012, we made an additional secured term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500. The Second Term Loan bore interest at 12.75% per year and was for a period of 57 months. The Second Term Loan was secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan. On June 6, 2014, NTS satisfied their obligations in connection with the two loans by making a prepayment of approximately $3,421,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $130,000. The prepayment fee was recognized as additional finance income.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of approximately $346,000, which included a prepayment fee of approximately $36,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,500,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the note receivable totaling approximately $249,000 as a charge against finance income.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

On September 10, 2012, a joint venture owned by us and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager, made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bore interest at 12% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On December 31, 2012, Fund Fifteen contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees. Subsequent to Fund Fifteen’s capital contribution, the joint venture was owned 80% by us and 20% by Fund Fifteen. Immediately thereafter, we exchanged our 80% ownership interest in the joint venture for our proportionate share of the loan that was owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of approximately $10,200,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $297,000.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of a $80,000,000 term loan facility. The loan bore interest at 13.5% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings. In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of approximately $31,000. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of approximately $4,592,000, comprised of all outstanding principal, accrued interest and prepayment fees of approximately $449,000. The prepayment fees were recognized as additional finance income.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility. The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year and was for a period of 48 months. The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets. The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the loan by making a prepayment of approximately $8,780,000. We recognized a loss of approximately $577,000 due to the write-off of initial direct costs, which is included in finance income.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility. The loan bore interest at 12.25% per year and was for a period of 42 months. The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of approximately $2,620,000 on the loan, which included a prepayment fee and make whole interest of approximately $124,000. As part of the transaction, the remaining balance of the loan was sold and assigned for $1,600,000. No significant gain or loss was recorded as a result of this transaction.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year and is for a period of 60 months. The loan is secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On July 7, 2014, Cenveo made a partial prepayment of approximately $910,000 in connection with the loan, which included a net prepayment fee of approximately $10,000.

  On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $2,200,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of approximately $720,000, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Twelve and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels.  The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $78,000 as a charge against finance income.

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

On November 13, 2014, we and Fund Twelve made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $3,000,000. The loan bears interest at 10.75% per year and is for a period of three years. The loan is secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties.

Credit loss allowance activities for the years ended December 31, 2014, 2013 and 2012 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2011	$620,000
Provisions	2,940,000
Write-offs, net of recoveries	(620,000)
Allowance for credit loss as of December 31, 2012	$2,940,000
Provisions	2,962,599
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013	5,902,599
Provisions	2,758,088
Write-offs, net of recoveries	(2,958,795)
Allowance for credit loss as of December 31, 2014	$5,701,892

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

(4)       Net Investment in Finance Leases

As of December 31, 2014 and 2013, we had net investment in finance leases on non-accrual status of $118,005,785 and $130,731,079, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2014	2013
Minimum rents receivable	$167,319,170	$173,278,436
Estimated unguaranteed residual values	-	2,217,587
Initial direct costs	1,262,792	1,877,918
Unearned income	(37,929,691)	(43,574,573)
	130,652,271	133,799,368
Credit loss reserve	(12,646,486)	-
Net investment in finance leases	$118,005,785	$133,799,368

Telecommunications Equipment

Between February 2010 and June 2011, we purchased telecommunications equipment for approximately $17,251,000 that was leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  Each of the leases were for a period of 36 months. On February 28, 2013, February 28, 2014 and May 30, 2014, Global Crossing exercised its option to purchase the telecommunications equipment at lease expiration for approximately $642,000, $1,423,000 and $794,000, respectively. No gain or loss was recorded as a result of the transactions.

Marine Vessels

On September 29, 2010, we purchased two supramax bulk carrier vessels, the Amazing and the Fantastic, from wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”) for an aggregate purchase price of $67,000,000. Simultaneously, the vessels were bareboat chartered to the Geden subsidiaries for a period of seven years.  The purchase price for the vessels was funded by $23,450,000 in cash and $43,550,000 in non-recourse long-term debt.

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

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013. As of December 31, 2013, our Investment Manager assessed the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

collectability of the lease payments due from Geden over the terms of the leases as well as Geden’s ability to satisfy its purchase obligations at the expiration of the leases. As part of this assessment, our Investment Manager also considered the expected fair value of the vessels at the expiration of the leases. Our Investment Manager determined that Geden would be able to satisfy its lease payment obligations during the terms of the leases and estimated that the future fair values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the expiration of the leases. As a result, our Investment Manager concluded that no credit loss reserve was required for the year ended December 31, 2013. As of December 31, 2013, net investment in finance leases totaling $130,731,079 was related to the three vessels.

Our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms in 2014. Subsequent to 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates for the past 10 years. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis. For the years ended December 31, 2014 and 2013, we recognized finance income of $2,041,752 and $3,996,587, respectively, related to the Amazing and the Fantastic. As of December 31, 2014, net investment in finance leases totaling $49,964,886 was related to the Amazing and the Fantastic. As collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration, and concluded that no credit loss reserve was deemed necessary as of December 31, 2014 due to the current fixed employment of the vessel and prevailing market conditions. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased since December 31, 2013, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the years ended December 31, 2014 and 2013, we recognized finance income of $2,860,189 and $4,180,341, respectively, related to the Center. As of December 31, 2014, net investment in finance leases totaling $68,040,899 was related to the Center.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2014:

Years Ending December 31,
2015	$40,026,170
2016	76,922,000
2017	50,371,000
2018	-
2019	-
$167,319,170

(5)       Leased Equipment at Cost

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Leased equipment at cost consisted of the following:

	December 31,
	2014	2013
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,384,683	9,795,148
Marine - crude oil tankers	147,900,706	174,605,000
Leased equipment at cost	163,820,450	190,935,209
Less: accumulated depreciation	41,069,511	44,364,515
Leased equipment at cost, less accumulated depreciation	$122,750,939	$146,570,694

Depreciation expense was $11,678,140, $15,369,952 and $17,069,071 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the two aframax tanker vessels, the Eagle Otome and the Eagle Subaru, were sold to third-party purchasers for an aggregate price of approximately $14,822,000. As a result, the joint venture recognized an aggregate gain on sale of assets of approximately $2,200,000.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$19,469,588
2016	19,010,144
2017	18,751,854
2018	18,855,170
2019	18,855,170
Thereafter	21,954,650
$116,896,576

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

(6)       Investment in Joint Ventures

On July 15, 2011, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by Hardwood Partners, LLC (“Hardwood”) amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of approximately $10,628,000.  Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000.

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel's delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management, LLC for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2014, the joint venture recorded a note payable to us and Fund Fifteen of approximately $2,609,000 and $3,914,000, respectively. As of December 31, 2013, the joint venture recorded a note payable to us and Fund Fifteen of approximately $2,575,000 and $3,863,000, respectively. The note bears interest at 15.5% per year and matures on June 4, 2019.  The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, a joint venture owned 20% by us and 80% by Fund Fifteen purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. Our contribution to the joint venture was approximately $4,690,000.

On February 15, 2013, a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $3,606,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. As a result, the joint venture is in the process of repossessing the equipment and intends to sell such equipment in the near future. During the fourth quarter of 2014, the joint venture recognized an impairment charge of approximately $4,026,000 based on the fair market value of the leased equipment as of December 31, 2014. The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. Our share of the impairment charge was approximately $845,000, which reduced our investment in the joint venture to $0. As the market for the oil and gas hydraulic fracturing industry continues to decline in 2015, the joint venture estimates that it may incur additional losses ranging from $500,000 to $1,500,000 based on the ultimate realized value from selling such equipment within the next six months. We do not expect to incur additional losses as our investment in the joint venture is at $0 and we have no obligation to fund the negative equity of the joint venture.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by Fund Fifteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our contribution to the joint venture was approximately $4,361,000.

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $2,693,000.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,022,000.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,617,000.

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Our contribution to the joint venture was approximately $3,666,000.

(7)       Non-Recourse Long-Term Debt

We had $152,903,523 and $185,275,365 of non-recourse long-term debt at December 31, 2014 and 2013, respectively.

Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $239,452,768, of which $118,005,785 was related to non-performing assets associated with Geden.

On October 1, 2010, we borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and initially bore interest at a fixed rate of 4.9825% for the first four years. Thereafter, the interest rate will be floating at LIBOR plus 3.85%. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. We have paid and capitalized approximately $653,000 in debt financing costs. On March 31, 2014, we restructured the non-recourse long-term debt associated with these vessels to amend the repayment stream and financial covenants.

As of December 31, 2014, we were in compliance with all covenants related to the non-recourse long-term debt. Subsequent to December 31, 2014, we were notified by our lender of non-compliance with a financial covenant related to the non-recourse long-term debt associated with the Amazing and the Fantastic. We are in the process of negotiating with the lender to cure such non-compliance.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan is secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remain the same. As of December 31, 2014, we were in compliance with all covenants related to the non-recourse long-term debt.

On March 29, 2011, we, through certain subsidiaries of our joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender has a security interest in the AET Vessels.

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

On April 20, 2012, the joint venture was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricts our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt. As a result of our failure to make required Sub Debt loan payments from June 2012 to December 2014, the Sub Debt lender has certain rights, including step-in rights, which allows it to collect cash generated from the charters until such time as the Sub Debt lender has received all unpaid amounts. The Sub Debt lender has reserved, but not exercised, its rights under the loan agreement.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As of December 31, 2014 and 2013, the Sub Debt balance was $11,319,371 and $19,753,619, respectively. At December 31, 2014 and 2013, $5,417,126 and $8,460,964 was included in restricted cash.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The non-recourse loan matures on October 1, 2018 and bears interest at LIBOR plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014 we partially paid down our non-recourse long-term debt with NXT by making a payment of approximately $575,000.

As of December 31, 2014 and 2013, we had capitalized net debt financing costs of $2,071,314 and $2,534,141, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized additional interest expense of $403,207, $858,340 and $975,887, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter were as follows at December 31, 2014:

Years Ending December 31,
2015	$25,113,694
2016	48,744,323
2017	33,399,527
2018	9,680,961
2019	8,549,823
Thereafter	27,415,195
$152,903,523

(8)       Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At December 31, 2014, we had $5,406,170 available under the Facility pursuant to the borrowing base.

The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

We are in the process of extending the term of our Facility. However, there can be no assurance that we and CB&T will finalize such extension.

(9)       Transactions with Related Parties

We have entered into certain agreements with our General Partner, our Investment Manager and ICON Securities, whereby we pay or paid certain fees and reimbursements to these parties.  ICON Securities was entitled to receive a 3% dealer-manager fee from the gross proceeds from sales of our Interests.

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

December 31, 2014

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

We paid distributions to our General Partner of $209,102, $209,148 and $209,155 for the years ended December 31, 2014, 2013 and 2012, respectively.  Our General Partner’s interest in our net loss for December 31, 2014 was $65,511. Our General Partner’s interest in our net income for December 31, 2013 and 2012 was $129,477 and $127,585, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2014	2013	2012
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	922,917	1,550,049	3,951,374
ICON Capital, LLC	Investment Manager	Management fees (2)	2,478,049	1,908,614	3,205,434
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,675,514	2,393,312	4,029,397
			$5,076,480	$5,851,975	$11,186,205

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2014 and 2013, we had a net payable of $826,285 and $522,643, respectively, due to our General Partner and its affiliates that primarily related to Fund Twelve’s noncontrolling interest in the AET Vessels for an expense paid in full by Fund Twelve on our behalf in which we will reimburse Fund Twelve for our proportionate share of such expense. The payable also relates to management fees and administrative expense reimbursements due to our Investment Manager.

At December 31, 2014 and 2013, we had a note receivable from a joint venture of approximately $2,609,000 and $2,575,000, respectively, and accrued interest of approximately $30,000 in both years (see Note 6). The accrued interest is included in other assets on our consolidated balance sheets.  For the years ended December 31, 2014,  2013 and 2012, interest income relating to the note receivable from the joint venture of $407,970, $396,770, and $404,530, respectively, was recognized and included in finance income on our consolidated statements of operations.

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

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on our consolidated balance sheets.

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

As of December 31, 2014, we no longer had any warrants on the consolidated financial statements. As of December 31, 2013, we had only warrants in an asset position that were not material to the consolidated financial statements; therefore, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2014 and 2013, the termination value would be $5,661,617 and $6,466,750, respectively.

Non-designated Derivatives

As of December 31, 2014 and 2013, we had three and five interest rate swaps, respectively, with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $109,210,000 and $127,175,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.  Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2014	2013		2014	2013
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps		$-	$-	Derivative financial instruments	$5,379,474	$6,281,705

Warrants	Other assets	$-	$60,525		$-	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 of $2,344,725, $(1,521,687) and $4,478,985, respectively. The loss recorded for the year ended December 31, 2014 was comprised of losses of $2,298,408 relating to interest rate swaps and $46,317 relating to warrants. The gain recorded for the year ended December 31, 2013 was comprised of gains of $1,514,318 relating to interest rate swaps and $7,369 relating to warrants. The loss recorded for the year ended December 31, 2012 was comprised of a loss of $4,478,985 relating to interest rate swaps.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,379,474	$-	$5,379,474

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Our derivative financial instruments, including interest rate swaps and warrants, were valued using models based on readily observable or unobservable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2 or Level 3. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the asset is presented as of December 31, 2014 and 2013:

	Carrying Value at	Fair Value at Impairment Date			Credit loss for the Year
	December 31, 2014	Level 1	Level 2	Level 3	Ended December 31, 2014
Net investment in notes receivable	$2,899,078	$-	$-	$6,401,128	$2,766,319

	Carrying Value at	Fair Value at Impairment Date			Credit loss for the Year
	December 31, 2013	Level 1	Level 2	Level 3	Ended December 31, 2013
Net investment in note receivable	$4,685,175	$-	$-	$5,660,070	$3,412,087

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Our collateral dependent note receivable was valued using inputs that are generally unobservable and supported by little or no market data and are classified within Level 3. For the credit loss recorded for the year ended December 31, 2014, one of our collateral dependent notes receivable was valued based on the liquidation value of the collateral provided by an independent third-party appraiser, while the other collateral dependent note receivable was valued using the agreed upon sales price. For the credit loss recorded for the year ended December 31, 2013, we utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable, adjusted by our Investment Manager to reflect the age and location of such collateral.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit included in accrued expenses and other liabilities on the consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 16% as of December 31, 2014. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at rates ranging between 4.13% and 10.35% per year as of December 31, 2014.

	December 31, 2014
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$62,867,216	$63,262,831

Principal outstanding on fixed-rate non-recourse long term debt	$15,434,002	$15,595,451

Seller's credit	$8,316,191	$8,461,899

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

For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our rental and finance income.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our rental and finance income.

For the year ended December 31, 2012, we had two lessees that accounted for 66.8% of our rental and finance income.

As of December 31, 2014 and 2013, equipment on lease to two lessees accounted for approximately 67.0% and 65.2% of total assets, respectively.

As of December 31, 2014 and 2013, we had one lender that accounted for 79.7% and 76.2% of total liabilities, respectively.

(13)       Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$4,258,336	$-	$3,355,697	$5,795,207	$13,409,240
Rental income	$2,959,550	$-	$-	$21,044,446	$24,003,996
Income from investment in joint ventures	$392,208	$-	$-	$753,308	$1,145,516

	At December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$-	$118,005,785	$118,005,785
Leased equipment at cost	$7,886,248	$-	$-	$114,864,691	$122,750,939
Net investment in notes receivable	$25,021,745	$-	$31,976,805	$5,733,425	$62,731,975
Note receivable from joint venture	$-	$-	$-	$2,609,209	$2,609,209
Investment in joint ventures	$5,663,777	$-	$-	$13,075,348	$18,739,125

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$6,081,186	$-	$2,963,813	$10,649,871	$19,694,870
Rental income	$3,172,677	$-	$-	$25,673,721	$28,846,398
Income from investment in joint ventures	$-	$-	$-	$1,393,023	$1,393,023

	At December 31, 2013
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$3,068,288	$-	$-	$130,731,080	$133,799,368
Leased equipment at cost	$9,765,987	$-	$-	$136,804,707	$146,570,694
Net investment in notes receivable	$44,467,551	$-	$27,600,945	$17,362,366	$89,430,862
Note receivable from joint venture	$-	$-	$-	$2,575,278	$2,575,278
Investment in joint ventures	$647,555	$-	$-	$10,033,221	$10,680,776

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

	Year Ended December 31, 2012
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$8,799,166	$258,788	$2,569,034	$15,945,873	$27,572,861
Rental income	$5,415,319	$-	$-	$25,673,720	$31,089,039
Loss from investment in joint ventures	$-	$-	$-	$(18,175)	$(18,175)

	At December 31, 2012
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$8,406,244	$-	$-	$131,865,925	$140,272,169
Leased equipment at cost	$11,431,905	$-	$-	$150,508,741	$161,940,646
Net investment in notes receivable	$50,200,480	$-	$24,854,107	$15,231,088	$90,285,675
Note receivable from joint venture	$-	$-	$-	$2,442,457	$2,442,457
Investment in joint ventures	$-	$-	$-	$5,568,255	$5,568,255

(a) Vessels are generally free to trade worldwide.

(14)       Commitments and Contingencies

At the time we acquire or divest our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At December 31, 2014, we had restricted cash of $7,317,126.

(15)       Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year Ended
	Quarters Ended in 2014				December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue	$11,483,214	$11,688,636	$9,660,173	$8,038,008	$40,870,031

Net income (loss)	$2,094,596	$3,961,482	$3,540,506	$(13,818,393)	$(4,221,809)

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$1,688,172	$2,952,158	$2,906,151	$(14,032,095)	$(6,485,614)

Weighted average number of limited
partnership interests outstanding	258,771	258,761	258,761	258,761	258,764

Net income (loss) attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$6.52	$11.41	$11.23	$(54.23)	$(25.06)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

(16)       Income Tax Reconciliation (unaudited)

At December 31, 2014 and 2013, the partners’ equity included in the consolidated financial statements totaled $158,579,342 and $186,047,883, respectively. The partners’ capital for federal income tax purposes at December 31, 2014 and 2013 totaled $179,179,716 and $208,354,448, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in tax loss from joint ventures and credit loss between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net (loss) income attributable to us for federal income tax purposes:

	Years Ended December 31,
	2014	2013	2012
Net (loss) income attributable to Fund Fourteen per consolidated	$(6,551,125)	$12,947,701	$12,758,456
financial statements
Rental income	(302,289)	(645,493)	1,850,848
Depreciation and amortization	854,881	682,164	5,293,701
Tax loss from joint ventures	(7,046,560)	(2,375,191)	(1,228,640)
Tax loss from sale of assets	(143,884)	-	-
Credit loss	(3,042,398)	3,412,087	2,976,066
Other	14,293,388	(452,193)	421,413
Net (loss) income attributable to Fund Fourteen for federal income tax	$(1,937,987)	$13,569,075	$22,071,844
purposes

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2014
Credit loss reserve	$5,902,599	$15,404,574	$-	$2,958,795	(a)	$18,348,378

Year Ended December 31, 2013
Credit loss reserve	$2,940,000	$2,962,599	$-	$-		$5,902,599

Year Ended December 31, 2012
Credit loss reserve	$620,000	$2,940,000	$-	$620,000	(b)	$2,940,000

(a) Represents the write-off of the fully reserved balance of the loan related to Kanza.
(b) Represents reversal of credit loss reserve due to change in estimate and removal due to prepayment of term loan.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel
Harry Giovani	40	Managing Director and Chief Credit Officer

On January 9, 2015, Craig A. Jackson resigned as Managing Director and member of the investment committee of our Investment Manager. Following his resignation, the investment committee consists of Michael A. Reisner, Mark Gatto and Harry Giovani.

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON Capital in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON Capital, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON Capital in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON Capital, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON Capital in

2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Christine H. Yap, Managing Director and Principal Financial and Accounting Officer, joined ICON Capital in May 2013 as a Senior Director of Accounting and Finance and was promoted to Principal Financial and Accounting Officer in September 2014. Prior to joining ICON Capital, Ms. Yap was previously a Vice President and Fund Controller at W.P. Carey Inc. from October 2011 to December 2012. Prior to W.P. Carey, from June 1997 to October 2011, Ms. Yap was employed by PricewaterhouseCoopers LLP, rising to the level of Director. Ms. Yap received a B.S. in Accounting from Meredith College and an M.S. in Accounting from the University of Rhode Island and is a certified public accountant.

Blake E. Estes, Senior Managing Director and Counsel, joined ICON Capital in January 2011. Prior to joining ICON Capital, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON Capital in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2014	2013	2012
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	922,917	1,550,049	3,951,374
ICON Capital, LLC	Investment Manager	Management fees (2)	2,478,049	1,908,614	3,205,434
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,675,514	2,393,312	4,029,397
			$5,076,480	$5,851,975	$11,186,205

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $209,102, $209,148 and $209,155 for the years ended December 31, 2014, 2013 and 2012, respectively. Our General Partner’s interest in our net loss for December 31, 2014 was $65,511. Our General Partner’s interest in our net income for December 31, 2013 and 2012 was $129,477 and $127,585, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)     We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 18, 2015, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees	$596,759	$464,700
Tax fees	283,900	192,577
	$880,659	$657,277

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

March 20, 2015

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

March 20, 2015

By: /s/ Michael A. Reisner

      Michael A. Reisner

      Co-Chief Executive Officer, Co-President and Director

     (Co-Principal Executive Officer)

By: /s/ Mark Gatto

       Mark Gatto

       Co-Chief Executive Officer, Co-President and Director

       (Co-Principal Executive Officer)

By: /s/ Christine H. Yap

       Christine H. Yap

Managing Director

       (Principal Financial and Accounting Officer)