Form 10-Q
period 2015-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2015-05-15
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on May 8, 2015 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Cash and cash equivalents	$18,814,446	$12,553,252
Restricted cash	2,900,000	7,317,126
Net investment in finance leases	115,991,703	118,005,785
Leased equipment at cost (less accumulated depreciation
of $43,675,309 and $41,069,511, respectively)	120,145,141	122,750,939
Net investment in notes receivable	50,967,788	62,731,975
Note receivable from joint venture	2,613,953	2,609,209
Investment in joint ventures	18,438,440	18,739,125
Other assets	3,877,617	3,096,488
Total assets	$333,749,088	$347,803,899
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$144,802,604	$152,903,523
Derivative financial instruments	5,593,761	5,379,474
Deferred revenue	1,864,899	2,365,892
Due to General Partner and affiliates, net	178,128	826,285
Accrued expenses and other liabilities	11,193,232	11,114,968
Total liabilities	163,632,624	172,590,142

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	153,859,324	159,293,140
General Partner	(768,685)	(713,798)
Total partners' equity	153,090,639	158,579,342
Noncontrolling interests	17,025,825	16,634,415
Total equity	170,116,464	175,213,757
Total liabilities and equity	$333,749,088	$347,803,899

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Finance income	$3,515,987	$3,869,518
Rental income	5,383,562	7,205,672
Income from investment in joint ventures	508,443	393,601
Other income	2,847	14,423
Total revenue	9,410,839	11,483,214
Expenses:
Management fees	715,944	442,548
Administrative expense reimbursements	325,558	412,957
General and administrative	791,814	694,913
Credit loss	2,060,641	794,999
Depreciation	2,605,798	3,842,488
Interest	1,829,084	2,539,363
Loss on derivative financial instruments	951,788	661,350
Total expenses	9,280,627	9,388,618
Net income	130,212	2,094,596
Less: net income attributable to noncontrolling interests	391,410	389,372
Net (loss) income attributable to Fund Fourteen	$(261,198)	$1,705,224

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(258,586)	$1,688,172
General Partner	(2,612)	17,052
	$(261,198)	$1,705,224

Weighted average number of limited partnership interests outstanding	258,761	258,771
Net (loss) income attributable to Fund Fourteen per weighted average limited partnership
interest outstanding	$(1.00)	$6.52

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	258,761	$159,293,140	$(713,798)	$158,579,342	$16,634,415	$175,213,757
Net (loss) income	-	(258,586)	(2,612)	(261,198)	391,410	130,212
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Balance, March 31, 2015 (unaudited)	258,761	$153,859,324	$(768,685)	$153,090,639	$17,025,825	$170,116,464

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$130,212	$2,094,596
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income, net of costs and fees	288,027	(1,547,682)
Income from investment in joint ventures	(508,443)	(393,601)
Depreciation	2,605,798	3,842,488
Credit loss	2,060,641	794,999
Interest expense from amortization of debt financing costs	179,189	192,360
Interest expense, other	110,047	100,968
Loss (gain) on derivative financial instruments	214,287	(177,519)
Changes in operating assets and liabilities:
Restricted cash	4,417,126	7,537,544
Other assets, net	(960,318)	2,121,612
Accrued expenses and other liabilities	(31,783)	1,110,452
Deferred revenue	(500,993)	(514,159)
Due to General Partner and affiliates	(648,157)	(313,709)
Distributions from joint ventures	418,903	257,125
Net cash provided by operating activities	7,774,536	15,105,474
Cash flows from investing activities:
Proceeds from sale of equipment	-	1,423,423
Principal received on finance leases	1,058,500	591,070
Investment in joint ventures	(1,644)	(3,716,503)
Distributions received from joint ventures in excess of profits	391,869	46,200
Investment in notes receivable	-	21,375
Principal received on notes receivable	10,366,357	2,520,619
Net cash provided by investing activities	11,815,082	886,184
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(8,100,919)	(15,229,238)
Distributions to partners	(5,227,505)	(5,227,723)
Repurchase of limited partnership interests	-	(7,178)
Net cash used in financing activities	(13,328,424)	(20,464,139)
Net increase (decrease) in cash and cash equivalents	6,261,194	(4,472,481)
Cash and cash equivalents, beginning of period	12,553,252	9,526,625
Cash and cash equivalents, end of period	$18,814,446	$5,054,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,120,681	$2,362,039

Supplemental disclosure of non-cash investing activities:
Transfer of leased equipment at cost to assets held for sale	$-	$11,921,456

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, the Capital Assets we invest in. Our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results for the interim period are not necessarily indicative of the results for the full year.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the three months ended March 31, 2015 and 2014, the predominant cash outflows from restricted cash was related to the release of previously restricted cash to pay down certain non-recourse long-term debt. The restricted cash was related to rental income receipts associated with our leasing operations and such receipts were previously restricted pursuant to a provision in the senior non-recourse long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

March 31, 2015

(unaudited)

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

March 31, 2015

(unaudited)

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

As of March 31, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $1,811,085 and $2,899,078, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	March 31, 2015	December 31, 2014
Principal outstanding (1)	$55,593,542	$65,959,899
Initial direct costs	2,919,475	3,397,823
Deferred fees	(755,344)	(923,855)
Credit loss reserve (2)	(6,789,885)	(5,701,892)
Net investment in notes receivable (3)	$50,967,788	$62,731,975

(1) As of March 31, 2015 and December 31, 2014, total principal outstanding related to our impaired loans was $8,600,970.

(2) As of March 31, 2015, the credit loss reserve of $2,983,950 and $3,805,935 was related to the VAS and Western Drilling (each defined below) loans, respectively. As of December 31, 2014, the credit loss reserve of $1,895,957 and $3,805,935 was related to the VAS and Western Drilling loans, respectively.

(3) As of March 31, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loans was $1,811,085 and $2,899,078, respectively.

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”) in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016.  The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and a credit loss was recorded during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. No finance income was recognized since the date the loan was considered impaired. During the year ended December 31, 2014, an additional credit loss reserve of $862,131 was recorded based on cash proceeds received from the sale of the collateral. As of March 31, 2015 and December 31, 2014, we fully reserved the remaining balance of the loan of $3,805,935. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $40,000. On April 29, 2015, we received the settlement amount and will write off the fully reserved loan as of June 30, 2015.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $1,896,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $2,899,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of approximately $1,088,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $1,811,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $174,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”).

As of March 31, 2015, JAC was in technical default of the loan as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to us during the three months ended March 31, 2015.  Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. Our Investment Manager believes that all contractual interest and principal payments are still collectible and therefore, a credit loss reserve was not required as of March 31, 2015. To the extent the manufacturing facility does not resume operations in the near future, a credit loss reserve may be required.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $10,199,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $297,000. As a result, we recognized additional finance income of approximately $123,000.

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	1,087,993
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$6,789,885

Credit loss allowance activities for the three months ended March 31, 2014 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$5,902,599
Provisions	794,999
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2014	$6,697,598

(4)       Net Investment in Finance Leases

As of March 31, 2015 and December 31, 2014, we had net investment in finance leases on non-accrual status of $115,991,703 and $118,005,785, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	March 31, 2015	December 31, 2014
Minimum rents receivable (1)	$164,595,670	$167,319,170
Initial direct costs	1,169,810	1,262,792
Unearned income	(36,154,643)	(37,929,691)
	129,610,837	130,652,271
Credit loss reserve (2)	(13,619,134)	(12,646,486)
Net investment in finance leases	$115,991,703	$118,005,785

(1) As of March 31, 2015 and December 31, 2014, total minimum rents receivable related to our impaired finance leases was $83,342,100 and $84,400,600, respectively.
(2) As of March 31, 2015 and December 31, 2014, the credit loss reserve of $13,619,134 and $12,646,486, respectively, was related to the Amazing and the Fantastic (discussed below).

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

On June 21, 2011, we purchased a crude oil tanker, the Center. The tanker was acquired for $16,000,000 in cash, $44,000,000 of financing through non-recourse long-term debt and $9,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. The tanker was simultaneously bareboat chartered to Center Navigation Ltd., a wholly-owned subsidiary of Geden, for a period of five years.

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

inflation-adjusted vessel values and charter rates for the past ten years. During the three months ended March 31, 2015, we updated our analysis of the remaining expected undiscounted cash flows by updating the critical assumptions using a 2.25-year moving average of inflation-adjusted vessel values and charter rates for the past ten years and also considered the actual lease payments received for the Amazing and the Fantastic during the three months ended March 31, 2015. As a result, we recorded an additional credit loss of $972,648 for the Amazing and the Fantastic. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or if we continue to experience collectability issues with Geden, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequent to that, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended March 31, 2015 and 2014, we recognized finance income of $0 and $504,012, respectively, related to the Amazing and the Fantastic. As of March 31, 2015 and December 31, 2014, net investment in finance leases totaling $47,933,738 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of March 31, 2015 and December 31, 2014 due to the current fixed employment of the vessel and prevailing market conditions. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased from prior periods, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the three months ended March 31, 2015 and 2014, we recognized finance income of $1,682,065 and $644,217, respectively, related to the Center. As of March 31, 2015 and December 31, 2014, net investment in finance leases totaling $68,057,965 and $68,040,899, respectively, was related to the Center.

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31, 2015	December 31, 2014
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,384,683	9,384,683
Marine - crude oil tankers	147,900,706	147,900,706
Leased equipment at cost	163,820,450	163,820,450
Less: accumulated depreciation	43,675,309	41,069,511
Leased equipment at cost, less accumulated depreciation	$120,145,141	$122,750,939

Depreciation expense was $2,605,798 and $3,842,488 for the three months ended March 31, 2015 and 2014, respectively.

(6)       Investment in Joint Ventures

A joint venture owned 38% by us, 58% by ICON ECI Fund Fifteen, L.P. and 4% by ICON ECI Partners L.P., each an entity also managed by our Investment Manager, owned onshore oil field services equipment that was previously on lease to Go Frac, LLC (“Go Frac”).

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss as our investment in the joint venture was reduced to zero as of December 31, 2014.  Subsequently, in May 2015, the equipment was sold at an auction and net sales proceeds are estimated to be approximately $5,000,000, subject to final confirmation from the auctioneer. We do not expect to incur additional losses as our investment in the joint venture is at zero and we have no obligation to fund the negative equity of the joint venture.

Information as to the results of operations of ICON Hoegh, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$3,285,469	$3,280,074
Net income	$573,085	$536,124
Our share of net income	$114,617	$107,225

Information as to the results of operations of ICON Calypso, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$250,191	$264,359
Net income	$152,890	$157,166
Our share of net income	$68,800	$70,725

Information as to the results of operations of ICON Capella, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$244,979	$264,359
Net income	$147,678	$157,166
Our share of net income	$66,455	$70,725

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$706,896	$231,913
Net income	$446,084	$177,977
Our share of net income	$67,785	$26,978

Information as to the results of operations of ICON Geo, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$266,489	$-
Net income	$212,791	$-
Our share of net income	$69,727	$-

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(7)       Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $144,802,604 and $152,903,523, respectively. As of March 31, 2015, our non-recourse long-term debt obligations had maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.105% to 12% per year, some of which are fixed after giving effect to our interest rate swap agreements.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $234,897,644 and $239,452,768, respectively, of which $115,991,703 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

We, through certain subsidiaries of our joint venture with Fund Twelve, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of two aframax tankers and two very large crude carriers (“VLCCs”) on bareboat charter to AET Inc. Limited (“AET”) (collectively, the “AET Vessels”). The joint venture also borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”).

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

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers, the Eagle Otome and the Eagle Subaru, by making a final payment of approximately $5,680,000. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest of approximately $5,633,000 related to the Sub Debt. As of March 31, 2015 and December 31, 2014, the Sub Debt balance was $6,029,533 and $11,319,371, respectively. We are currently in compliance with all covenants related to the Sub Debt. At March 31, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of March 31, 2015 represents the minimum cash requirement under the Senior Debt loan agreement.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at the London Interbank Offered Rate (“LIBOR”) plus 3.85% as part of the original agreement. As of March 31, 2015, we were not in compliance with a financial covenant related to the non-recourse long-term debt associated with the Amazing and the Fantastic. We are in the process of negotiating an amendment with the lender. The lender has reserved, but not exercised, its rights under the loan agreement.

As of March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt, except for the debt associated with the Amazing and the Fantastic as discussed above.

(8)       Revolving Line of Credit, Recourse

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

On March 31, 2015, we extended our revolving line of credit (the “Facility”) with California Bank & Trust (“CB&T”) through May 30, 2017 and the amount available under the Facility was revised to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. The Facility is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR  plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2015, we had $4,848,981 available under the Facility pursuant to the borrowing base.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $52,277 for the three months ended March 31, 2015 and 2014, respectively.  Additionally, our General Partner’s interest in the net (loss) income attributable to us was $(2,612) and $17,052 for the three months ended March 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$-	$225,098
ICON Capital, LLC	Investment Manager	Management fees (2)	715,944	442,548
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	325,558	412,957
			$1,041,502	$1,080,603

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At March 31, 2015 and December 31, 2014, we had a net payable of $178,128 and $826,285, respectively, due to our General Partner and affiliates. At March 31, 2015 and December 31, 2014, the payable was primarily related to Fund Twelve’s noncontrolling interest in the AET Vessels for an expense paid in full by Fund Twelve on our behalf in which we will reimburse Fund Twelve for our proportionate share of such expense. The payable also related to management fees and administrative expense reimbursements due to our Investment Manager.

At March 31, 2015 and December 31, 2014, we had a note receivable from a joint venture of approximately $2,614,000 and $2,609,000, respectively, and accrued interest of approximately $30,000 in both periods. The accrued interest is included in other assets on our consolidated balance sheets.  For the three months ended March 31, 2015 and 2014, interest income relating to the note receivable from the joint venture of approximately $101,000 and $100,000, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

March 31, 2015

(unaudited)

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2015 and December 31, 2014, the termination value would be $5,922,112 and $5,661,617, respectively.

Non-designated Derivatives

As of March 31, 2015 and December 31, 2014, we had three interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $106,175,000 and $109,210,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in loss on derivative financial instruments.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Liability Derivatives

		March 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$5,593,761	$5,379,474

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2015 and 2014 of $951,788 and $661,350, respectively.  The loss recorded for the three months ended March 31, 2015 was comprised of a loss of $951,788 relating to interest rate swap contracts. The loss recorded for the three months ended March 31, 2014 was comprised of a loss of $664,403 relating to interest rate swap contracts and a gain of $3,053 relating to warrants. These amounts were recorded as a component of loss on derivative financial instruments on our consolidated statements of operations.

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

Financial Liabilities Measured on a Recurring Basis

Financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Investment Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,593,761	$-	$5,593,761

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,379,474	$-	$5,379,474

Our derivative financial instruments, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the asset is presented as of March 31, 2015:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2015	Level 1	Level 2	Level 3	March 31, 2015
Net investment in note receivable	$1,811,085	$-	$-	$1,811,085	$1,087,993

Our collateral dependent note receivable was valued using inputs that are generally unobservable and supported by little or no market data and are classified within Level 3. For the credit loss recorded during the three months ended March 31, 2015, our collateral dependent notes receivable was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit included in accrued expenses and other liabilities on our consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 6.94% and 15.50% per year as of March 31, 2015. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at rates ranging between 4.02% and 10.18% per year as of March 31, 2015.

	March 31, 2015
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$51,417,610	$44,784,311

Principal outstanding on fixed-rate non-recourse long-term debt	$9,895,545	$10,046,721

Seller's credit	$8,426,238	$8,561,868

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2015, we had restricted cash of $2,900,000.

(13)      Subsequent Event

On May 7, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made a partial prepayment on its secured term loan of approximately $207,000 as part of the excess cash sweep provision of the loan agreement.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Marine Vessels

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30,

2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates for the past ten years. During the three months ended March 31, 2015, we updated our analysis of the remaining expected undiscounted cash flows by updating the critical assumptions using a 2.25-year moving average of inflation-adjusted vessel values and charter rates for the past ten years and also considered the actual lease payments received for the Amazing and the Fantastic during the three months ended March 31, 2015. As a result, we recorded an additional credit loss of $972,648 for the Amazing and the Fantastic. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or if we continue to experience collectability issues with Geden, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequent to that, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended March 31, 2015 and 2014, we recognized finance income of $0 and $504,012, respectively, related to the Amazing and the Fantastic. As of March 31, 2015 and December 31, 2014, net investment in finance leases totaling $47,933,738 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

Oil Field Services Equipment

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss as our investment in the joint venture was reduced to zero as of December 31, 2014.  Subsequently, in May 2015, the equipment was sold at an auction and net sales proceeds are estimated to be approximately $5,000,000, subject to final confirmation from the auctioneer. We do not expect to incur additional losses as our investment in the joint venture is at zero and we have no obligation to fund the negative equity of the joint venture.

           Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $1,896,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $2,899,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of approximately $1,088,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $1,811,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $174,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $10,199,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $297,000. As a result, we recognized additional finance income of approximately $123,000.

Subsequent Event

On May 7, 2015, NARL made a partial prepayment on its secured term loan of approximately $207,000 as part of the excess cash sweep provision of the loan agreement.

Recent Accounting Pronouncements

 In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03,  Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,057,965	41%	$68,040,899	37%
Marine - dry bulk vessels	47,933,738	28%	49,964,886	27%
Petrochemical facility	31,837,717	19%	31,976,805	17%
Printing equipment	6,238,768	4%	6,582,292	4%
Trailers	4,717,091	3%	4,778,738	3%
Platform supply vessels	3,500,490	2%	3,598,174	2%
Energy Equipment	2,862,637	2%	2,939,164	2%
Aircraft parts	1,811,085	1%	2,899,078	2%
Manufacturing equipment	-	-	9,957,724	6%
	$166,959,491	100%	$180,737,760	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	48%	30%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	28%	21%
Ocean Navigation 5 Co. Ltd. and Ocean
Navigation 6 Co. Ltd.	Marine - crude oil tankers	-	13%
		76%	64%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of March 31, 2015 and December 31, 2014, the net carrying value related to Geden was $115,991,703 and $118,005,785, respectively, which leases were accounted for under a non-accrual basis. During the year ended December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. During the three months ended March 31, 2015, we updated our analysis of the remaining expected undiscounted cash flows by updating the critical assumptions using a 2.25-year moving average of inflation-adjusted vessel values and charter rates for the past ten years and also considered the actual lease payments received for the Amazing and the Fantastic during the three months ended March 31, 2015. As a result, we recorded an additional credit loss of $972,648 for the Amazing and the Fantastic. Our Investment Manager is closely monitoring the market for supramax bulk carrier vessels and the collectability of lease payments from Geden and may record an additional credit loss in the future. As of March 31, 2015 and December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions.

The leases were placed on a non-accrual status during the three months ended June 30, 2013. Finance income recognized on the leases related to Geden for the 2015 Quarter and 2014 Quarter was $1,682,065 and $1,148,229, respectively. The increase in finance income recognized in the 2015 Quarter was related to the lease for the Center as a result of increased cash receipts in the 2015 Quarter as compared to the 2014 Quarter. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in the 2015 Quarter related to the leases for the Amazing and the Fantastic as these financing receivables are considered impaired as of December 31, 2014 because there is doubt regarding the ultimate collectability of lease payment obligations. Accordingly, all cash receipts during the 2015 Quarter related to the Amazing and the Fantastic were applied to minimum rents receivable.

As of March 31, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $1,811,085 and $2,899,078, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of approximately $1,088,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. No finance income was recognized since the date the loan was impaired during the three months ended December 31, 2014. We recognized $0 and $174,054 of finance income related to VAS for the 2015 Quarter and the 2014 Quarter, respectively.

As of March 31, 2015 and December 31, 2014, the net carrying value of our impaired loan related to Western Drilling was $0. As of March 31, 2015, the remaining loan balance of $3,805,935 was fully reserved subsequent to the application of cash proceeds from the sale of the collateral in May 2014. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $40,000. On April 29, 2015, we received the settlement amount and will write off the fully reserved loan as of June 30, 2015. No finance income was recognized on the loan related to Western Drilling for the 2015 Quarter and the 2014 Quarter. The impaired loan was placed on a non-accrual status during the three months ended September 30, 2013 and subsequently, no finance income has been recognized.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$112,667,173	94%	$114,864,691	94%
Motor coaches	4,415,316	4%	4,665,392	4%
Packaging equipment	3,062,652	2%	3,220,856	2%
	$120,145,141	100%	$122,750,939	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
AET Inc. Limited	Marine - crude oil tankers	88%	89%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Finance income	$3,515,987	$3,869,518	$(353,531)
Rental income	5,383,562	7,205,672	(1,822,110)
Income from investment in joint ventures	508,443	393,601	114,842
Other income	2,847	14,423	(11,576)
Total revenue	$9,410,839	$11,483,214	$(2,072,375)

Total revenue for the 2015 Quarter decreased $2,072,375, or 18.0%, as compared to the 2014 Quarter. The decrease in rental income was primarily the result of the expiration of two operating leases subsequent to the 2014 Quarter. The decrease in finance income was primarily the result of the sale of our interest and the prepayment of seven notes receivable during or subsequent to the 2014 Quarter, partially offset by an increase in finance income related to the Center in the 2015 Quarter, which was recognized on a cash basis.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Management fees	$715,944	$442,548	$273,396
Administrative expense reimbursements	325,558	412,957	(87,399)
General and administrative	791,814	694,913	96,901
Credit loss	2,060,641	794,999	1,265,642
Depreciation	2,605,798	3,842,488	(1,236,690)
Interest	1,829,084	2,539,363	(710,279)
Loss on derivative financial instruments	951,788	661,350	290,438
Total expenses	$9,280,627	$9,388,618	$(107,991)

Total expenses for the 2015 Quarter decreased $107,991, or 1.2%, as compared to the 2014 Quarter. The decreases in depreciation and interest expense were primarily due to the sale of the Eagle Otome and the Eagle Subaru in April and May 2014, respectively. These decreases were partially offset by an increase in (i) the credit losses recorded on VAS and Geden in the 2015 Quarter as compared to the credit loss recorded on Western Drilling in the 2014 Quarter and (ii) loss on derivative financial instruments due to unfavorable movements in interest rates on our non-designated interest rate swaps.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $2,038, from $389,372 in the 2014 Quarter to $391,410 in the 2015 Quarter. The increase was primarily due to higher interest income generated by our joint venture investment in JAC, due to a higher interest rate on our note receivable in addition to the paid-in-kind interest being added to the principal balance of the investment.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(261,198) and $1,705,224, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $(1.00) and $6.52, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $14,054,811, from $347,803,899 at December 31, 2014 to $333,749,088 at March 31, 2015. The decrease was primarily due to (i) repayments on certain non-recourse long-term debt, (ii) distributions paid to our partners and (iii) depreciation of our leased equipment at cost. These decreases were partially offset by cash receipts from financing and operating transactions during the 2015 Quarter.

Total Liabilities

Total liabilities decreased $8,957,518, from $172,590,142 at December 31, 2014 to $163,632,624 at March 31, 2015. The decrease was primarily due to repayments on our non-recourse long-term debt as a result of the release of restricted cash related to the Eagle Vermont and the Eagle Virginia to pay down the Sub Debt.

Equity

Equity decreased $5,097,293, from $175,213,757 at December 31, 2014 to $170,116,464 at March 31, 2015. The decrease was primarily the result of distributions paid to our partners, partially offset by our net income in the 2015 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $18,814,446 and $12,553,252, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2015, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At March 31, 2015, we had $4,848,981 available under the Facility pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $7,330,938, from $15,105,474 in the 2014 Quarter to $7,774,536 in the 2015 Quarter.  The decrease primarily related to (i) a decrease in the amount of restricted cash released as a result of curing our non-compliance with certain financial covenants on our non-recourse long-term debt during both periods and (ii) the timing of receipts of other receivables and payments of accrued expenses and other liabilities during the 2015 Quarter as compared to the 2014 Quarter.

Investing Activities

Cash provided by investing activities increased $10,928,898, from $886,184 in the 2014 Quarter to $11,815,082 in the 2015 Quarter. The increase primarily related to the prepayment of our secured term loan with Superior and no new investments made during the 2015 Quarter. These increases were partially offset by a decrease in proceeds from the sale of leased equipment as we did not sell any assets during the 2015 Quarter.

Financing Activities

Cash used in financing activities decreased $7,135,715, from $20,464,139 in the 2014 Quarter to $13,328,424 in the 2015 Quarter. The decrease was primarily due to a larger repayment on our non-recourse long-term debt during the 2014 Quarter as a result of the sale of the Eagle Otome and the Eagle Subaru.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2015 and December 31, 2014 of $144,802,604 and $152,903,523, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $234,897,644 and $239,452,768, respectively, of which $115,991,703 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

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

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest of approximately $5,633,000 related to the Sub Debt. As of March 31, 2015 and December 31, 2014, the Sub Debt balance was $6,029,533 and $11,319,371, respectively. We are currently in compliance with all covenants related to the Sub Debt. At March 31, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of March 31, 2015 represents the minimum cash requirement under the Senior Debt loan agreement.

We restructured the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 31, 2014 to amend the repayment stream and financial covenants.  The interest rates and maturity dates remain the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement. As of March 31, 2015, we were not in compliance with a financial covenant related to the non-recourse long-term debt associated with the Amazing and the Fantastic. We are in the process of negotiating an amendment with the lender. The lender has reserved, but not exercised, its rights under the loan agreement.

As of March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt, except for the debt associated with the Amazing and the Fantastic as discussed above.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $52,275, $5,175,230 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Quarter.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2015, we had restricted cash of $2,900,000.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2015.

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

10.4	Loan Modification Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of March 31, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 14, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)