Form 10-Q
period 2015-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2015-08-13
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on August 7, 2015 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$12,958,231	$12,553,252
Restricted cash	3,150,000	7,317,126
Net investment in finance leases	114,534,966	118,005,785
Leased equipment at cost (less accumulated depreciation
of $46,277,386 and $41,069,511, respectively)	117,543,064	122,750,939
Net investment in notes receivable	33,139,264	62,731,975
Note receivable from joint venture	2,627,139	2,609,209
Investment in joint ventures	18,162,418	18,739,125
Other assets	3,833,611	3,096,488
Total assets	$305,948,693	$347,803,899
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$138,926,273	$152,903,523
Derivative financial instruments	4,735,550	5,379,474
Deferred revenue	1,582,384	2,365,892
Due to General Partner and affiliates, net	249,493	826,285
Accrued expenses and other liabilities	10,323,041	11,114,968
Total liabilities	155,816,741	172,590,142

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	137,636,172	159,293,140
General Partner	(932,555)	(713,798)
Total partners' equity	136,703,617	158,579,342
Noncontrolling interests	13,428,335	16,634,415
Total equity	150,131,952	175,213,757
Total liabilities and equity	$305,948,693	$347,803,899

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Finance income	$2,535,273	$2,988,260	$6,051,260	$6,857,778
Rental income	5,358,997	5,984,439	10,742,559	13,190,111
Income from investment in joint ventures	775,502	480,419	1,283,945	874,020
Gain on sale of assets, net	-	2,229,898	-	2,229,898
Other income	2,964	5,620	5,811	20,043
Total revenue	8,672,736	11,688,636	18,083,575	23,171,850

Expenses:
Management fees	341,929	981,129	1,057,873	1,423,677
Administrative expense reimbursements	377,840	399,353	703,398	812,310
General and administrative	592,801	515,037	1,384,615	1,209,950
Credit loss	17,923,190	78,216	19,983,831	873,215
Depreciation	2,602,077	2,613,997	5,207,875	6,456,485
Interest	1,743,292	2,232,428	3,572,376	4,771,791
(Gain) loss on derivative financial instruments	(146,762)	906,994	805,026	1,568,344
Total expenses	23,434,367	7,727,154	32,714,994	17,115,772
Net (loss) income	(14,761,631)	3,961,482	(14,631,419)	6,056,078
Less: net (loss) income attributable to noncontrolling interests	(3,602,114)	979,504	(3,210,704)	1,368,876
Net (loss) income attributable to Fund Fourteen	$(11,159,517)	$2,981,978	$(11,420,715)	$4,687,202

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(11,047,922)	$2,952,158	$(11,306,508)	$4,640,330
General Partner	(111,595)	29,820	(114,207)	46,872
	$(11,159,517)	$2,981,978	$(11,420,715)	$4,687,202

Weighted average number of limited
partnership interests outstanding	258,761	258,761	258,761	258,766
Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(42.70)	$11.41	$(43.69)	$17.93

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	258,761	$159,293,140	$(713,798)	$158,579,342	$16,634,415	$175,213,757

Net (loss) income	-	(258,586)	(2,612)	(261,198)	391,410	130,212
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Balance, March 31, 2015 (unaudited)	258,761	153,859,324	(768,685)	153,090,639	17,025,825	170,116,464

Net loss	-	(11,047,922)	(111,595)	(11,159,517)	(3,602,114)	(14,761,631)
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Investment by noncontrolling interest	-	-	-	-	4,624	4,624
Balance, June 30, 2015 (unaudited)	258,761	$137,636,172	$(932,555)	$136,703,617	$13,428,335	$150,131,952

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(14,631,419)	$6,056,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income, net of costs and fees	497,214	(784,850)
Income from investment in joint ventures	(1,019,118)	(874,020)
Net gain on sale of assets	-	(2,229,898)
Depreciation	5,207,875	6,456,485
Credit loss	19,983,831	873,215
Interest expense from amortization of debt financing costs	354,084	383,646
Interest expense, other	221,550	210,200
Gain on derivative financial instruments	(643,924)	(82,397)
Changes in operating assets and liabilities:
Restricted cash	4,167,126	6,303,104
Other assets, net	(1,091,207)	1,679,661
Accrued expenses and other liabilities	(1,013,477)	(4,268,043)
Deferred revenue	(783,508)	(1,024,368)
Due to General Partner and affiliates	(576,792)	(178,675)
Distributions from joint ventures	898,629	372,939
Net cash provided by operating activities	11,570,864	12,893,077
Cash flows from investing activities:
Proceeds from sale of equipment	-	16,368,941
Principal received on finance leases	1,497,000	835,975
Investment in joint ventures	(26,187)	(5,353,420)
Distributions received from joint ventures in excess of profits	723,383	119,707
Investment in notes receivable	-	(421,889)
Principal and sale proceeds received on notes receivable	11,067,555	24,331,246
Net cash provided by investing activities	13,261,751	35,880,560
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(13,977,250)	(27,180,221)
Investment by noncontrolling interests	4,624	18,484
Distributions to partners	(10,455,010)	(10,455,228)
Repurchase of limited partnership interests	-	(7,178)
Net cash used in financing activities	(24,427,636)	(37,624,143)
Net increase in cash and cash equivalents	404,979	11,149,494
Cash and cash equivalents, beginning of period	12,553,252	9,526,625
Cash and cash equivalents, end of period	$12,958,231	$20,676,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,264,025	$4,650,360

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, the Capital Assets we invest in. Our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2015 and 2014, the predominant cash outflows from restricted cash were related to the release of previously restricted cash to pay down certain non-recourse long-term debt. The restricted cash was related to rental income receipts associated with our leasing operations and such receipts were previously restricted pursuant to a provision in the senior non-recourse long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

June 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of the adoption. In July 2015, FASB officially deferred implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

June 30, 2015

(unaudited)

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

(3)       Net Investment in Notes Receivable

As of June 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $16,509,246 and $2,899,078, respectively, and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	June 30, 2015	December 31, 2014
Principal outstanding (1)	$47,136,158	$65,959,899
Initial direct costs	2,866,202	3,397,823
Deferred fees	(941,301)	(923,855)
Credit loss reserve (2)	(15,921,795)	(5,701,892)
Net investment in notes receivable (3)	$33,139,264	$62,731,975

(1) As of June 30, 2015, total principal outstanding related to our impaired loans was $30,825,506, of which $30,018,582 was related to JAC (defined below) and $806,924 was related to VAS (defined below). As of December 31, 2014, total principal outstanding related to our impaired loans was $8,600,970, of which $4,795,035 was related to VAS and $3,805,935 was related to Western Drilling (defined below).

(2) As of June 30, 2015, the credit loss reserve of $15,921,795 was related to JAC. As of December 31, 2014, the credit loss reserve was $5,701,892, of which $1,895,957 was related to VAS and $3,805,935 was related to Western Drilling.

(3) As of June 30, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loans was $16,509,246 and $2,899,078, respectively.

On July 26, 2011, we made a secured term loan to Western Drilling Inc. and Western Landholdings, LLC (collectively, “Western Drilling”) in the amount of $9,465,000. The loan bore interest at 14% per year and was scheduled to mature on September 1, 2016.  The loan was secured by, among other collateral, a first priority security interest in oil and gas drilling rigs and a mortgage on real property. Due to a change in market demand, the utilization of Western Drilling’s rigs declined, which led to Western Drilling’s failure to meet its payment obligations. As a result, the loan was placed on a non-accrual status and a credit loss was recorded during the year ended December 31, 2013 based on the estimated value of the recoverable collateral. No finance income was recognized since the date the loan was considered impaired. During the year ended December 31, 2014, an additional credit loss reserve of $862,131 was recorded based on cash proceeds received from the sale of the collateral. As of December 31, 2014, we fully reserved the remaining balance of the loan of $3,805,935. On March 18, 2015, we entered into a

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $37,860. On April 29, 2015, we received the settlement amount and wrote off the fully reserved loan as of June 30, 2015.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $806,924. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $199,679 and $373,734 for the three and six months ended June 30, 2014, respectively.

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

         During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, we may convert a portion of the loan to equity and/or restructure the loan. Based upon this proposal, our Investment Manager believes that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. An additional credit loss may be recorded in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized. For the three months ended June 30, 2014, we recognized finance income of $824,793. For the six months ended June 30, 2015 and 2014, we recognized finance income of $984,108 and $1,630,678, respectively. As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to JAC was $15,702,322 and $31,976,805, respectively.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

On May 7 and July 15, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made partial prepayments on its secured term loan of $206,818 and $1,574,199, respectively, pursuant to the excess cash sweep provision of the loan agreement. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963, comprised of all outstanding principal and unpaid interest. No significant income or loss was recognized as a result of these transactions.

Credit loss allowance activities for the three months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2015	$6,789,885
Provisions	16,888,096
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of June 30, 2015	$15,921,795

Credit loss allowance activities for the three months ended June 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2014	$6,697,597
Provisions	78,216
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2014	$6,775,813

Credit loss allowance activities for the six months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	17,976,089
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of June 30, 2015	$15,921,795

Credit loss allowance activities for the six months ended June 30, 2014 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$5,902,598
Provisions	873,215
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2014	$6,775,813

(4)       Net Investment in Finance Leases

As of June 30, 2015 and December 31, 2014, we had net investment in finance leases on non-accrual status of $114,534,966 and $118,005,785, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	June 30, 2015	December 31, 2014
Minimum rents receivable (1)	$162,249,670	$167,319,170
Initial direct costs	1,075,164	1,262,792
Unearned income	(34,135,640)	(37,929,691)
	129,189,194	130,652,271
Credit loss reserve (2)	(14,654,228)	(12,646,486)
Net investment in finance leases	$114,534,966	$118,005,785

(1) As of June 30, 2015 and December 31, 2014, the total minimum rents receivable related to our impaired finance leases of $82,903,600 and $84,400,600, respectively, was related to the Amazing and the Fantastic (discussed below).

(2) As of June 30, 2015 and December 31, 2014, the credit loss reserve of $14,654,228 and $12,646,486, respectively, was related to the Amazing and the Fantastic.

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

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. As a result, we recorded an additional credit loss of $1,035,094 and $2,007,742 for the three and six months ended June 30, 2015, respectively. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or if we continue to experience collectability issues with Geden, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended June 30, 2015 and 2014, we recognized finance income of $0 and $509,226, respectively, related to the Amazing and the Fantastic. For the six months ended June 30, 2015 and 2014, we recognized finance income of $0 and $1,013,238, respectively, related to the Amazing and the Fantastic. As of June 30, 2015 and December 31, 2014, net investment in finance leases totaling $46,460,144 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of June 30, 2015 and December 31, 2014 due to the current fixed employment of the vessel and prevailing market conditions. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased from prior periods, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the three months ended June 30, 2015 and 2014, we recognized finance income of $1,924,358 and $657,917, respectively, related to the Center. For the six months ended June 30, 2015 and 2014, we recognized finance income of $3,606,423 and $1,302,134, respectively, related to the Center. As of June 30, 2015 and December 31, 2014, net investment in finance leases totaling $68,074,822 and $68,040,899, respectively, was related to the Center.

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2015	December 31, 2014
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	9,384,683	9,384,683
Marine - crude oil tankers	147,900,706	147,900,706
Leased equipment at cost	163,820,450	163,820,450
Less: accumulated depreciation	46,277,386	41,069,511
Leased equipment at cost, less accumulated depreciation	$117,543,064	$122,750,939

Depreciation expense was $2,602,077 and $2,613,997 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $5,207,875 and $6,456,485 for the six months ended June 30, 2015 and 2014, respectively.

(6)       Investment in Joint Ventures

A joint venture owned 38% by us, 58% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by our Investment Manager, owned onshore oil field services equipment that was previously on lease to Go Frac, LLC (“Go Frac”).

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss as our investment in the joint venture was reduced to zero as of December 31, 2014.  On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of approximately $539,000, the joint venture recognized a gain on sale of assets of approximately $983,000. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of approximately $2,639,000, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and additional rental income, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

(7)       Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $138,926,273 and $152,903,523, respectively. As of June 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.124% to 12% per year, some of which are fixed after giving effect to our interest rate swap agreements.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $230,900,126 and $239,452,768, respectively, of which $114,534,966 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

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

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest of approximately $5,633,000 related to the Sub Debt. As of June 30, 2015 and December 31, 2014, the Sub Debt balance was $6,214,283 and $11,319,371,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

respectively. We are currently in compliance with all covenants related to the Sub Debt. At June 30, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of June 30, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. As of June 30, 2015, we were in technical default of the Senior Debt loan agreement. We are in the process of curing such technical default. The Senior Debt lender has reserved, but not exercised, its rights under the Senior Debt loan agreement.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at the London Interbank Offered Rate (“LIBOR”) plus 3.85% as part of the original agreement. During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the non-recourse long-term debt agreement associated with the Amazing and the Fantastic to provide an additional guarantee of up to $2.5 million for each vessel to cover for any debt balance shortfall, and to revise certain financial covenants. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Amazing and the Fantastic.

As of June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt, except for the non-compliance discussed above.

(8)       Revolving Line of Credit, Recourse

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

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR  plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2015, we had $4,397,808 available under the Facility pursuant to the borrowing base.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $104,550 for the three and six months ended June 30, 2015, respectively. We paid distributions to our General Partner of $52,275 and $104,552 for the three and six months ended June 30, 2014, respectively. Additionally, our General Partner’s interest in the net loss attributable to us was $111,595 and $114,207 for the three and six months ended June 30, 2015, respectively. Our General Partner’s interest in the net income attributable to us was $29,820 and $46,872 for the three and six months ended June 30, 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment
	Manager	Acquisition fees (1)	$-	$333,125	$-	$558,223
ICON Capital, LLC	Investment
	Manager	Management fees (2)	341,929	981,129	1,057,873	1,423,677
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(2)	377,840	399,353	703,398	812,310
			$719,769	$1,713,607	$1,761,271	$2,794,210

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At June 30, 2015 and December 31, 2014, we had a net payable of $249,493  and $826,285, respectively, due to our General Partner and affiliates. At June 30, 2015 and December 31, 2014, the payable was primarily related to Fund Twelve’s noncontrolling interest in the AET Vessels for an expense paid in full by Fund Twelve on our behalf in which we will reimburse Fund Twelve for our proportionate share of such expense. The payable was also related to administrative expense reimbursements due to our Investment Manager.

At June 30, 2015 and December 31, 2014, we had a note receivable from a joint venture of approximately $2,627,000 and $2,609,000, respectively, and accrued interest of approximately $28,000 and $30,000, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three and six months ended June 30, 2015, interest income relating to the note receivable from the joint venture of approximately $103,000 and $204,000, respectively, was recognized and included in finance income on our consolidated statements of operations. For the three and six months ended June 30, 2014, interest income relating to the note receivable from the joint venture of approximately $102,000 and $202,000, respectively, was recognized and included in finance income on our consolidated statements of operations.

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

June 30, 2015

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2015 and December 31, 2014, the termination value would be $4,941,039 and $5,661,617, respectively.

Non-designated Derivatives

As of June 30, 2015 and December 31, 2014, we had three interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $103,140,000 and $109,210,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in loss on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2015 and December 31, 2014:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	Liability Derivatives

		June 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$4,735,550	$5,379,474

Our derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on our consolidated statements of operations for the three months ended June 30, 2015 and 2014 of $(146,762) and $906,994, respectively. The gain recorded for the three months ended June 30, 2015 was related to interest rate swap contracts. The loss recorded for the three months ended June 30, 2014 was comprised of losses of $900,750 relating to interest rate swap contracts and $6,244 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the six months ended June 30, 2015 and 2014 of $805,026 and $1,568,344, respectively. The loss recorded for the six months ended June 30, 2015 was related to interest rate swap contracts. The loss recorded for the six months ended June 30, 2014 was comprised of losses of $1,565,153 relating to interest rate swap contracts and $3,191 relating to warrants. These amounts were recorded as a component of (gain) loss on derivative financial instruments on our consolidated statements of operations.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$4,735,550	$-	$4,735,550

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,379,474	$-	$5,379,474

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the asset is presented as of June 30, 2015:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015
Net investment in note receivable	$806,924	$-	$-	$806,924	$2,092,154

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and are classified within Level 3. For the credit loss of $1,087,993 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third party (see Note 3). For the credit loss of $1,004,161 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in note receivable with a third party.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 7.66% and 17.09% per year as of June 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was derived using discount rates ranging between 3.98% and 10.18% per year as of June 30, 2015.

	June 30, 2015
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$35,447,038	$26,772,578

Principal outstanding on fixed-rate non-recourse long-term debt	$9,831,670	$9,711,954

Seller's credit	$8,537,742	$8,652,271

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2015, we had restricted cash of $3,150,000.

(13)      Subsequent Events

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

On August 12, 2015, we entered into an asset purchase agreement with ABC Bus Inc. (“ABC Bus”) to sell 23 buses that are currently on lease to CAM Leasing, LLC (“CAM Leasing”) for $4,025,000, which we expect to be completed by August 30, 2015. No significant gain or loss is expected from these transactions.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Marine Vessels

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30,

2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. As a result, we recorded an additional credit loss of $1,035,094 and $2,007,742 for the three and six months ended June 30, 2015, respectively. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or if we continue to experience collectability issues with Geden, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended June 30, 2015 and 2014, we recognized finance income of $0 and $509,226, respectively, related to the Amazing and the Fantastic. For the six months ended June 30, 2015 and 2014, we recognized finance income of $0 and $1,013,238, respectively, related to the Amazing and the Fantastic. As of June 30, 2015 and December 31, 2014, net investment in finance leases totaling $46,460,144 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

Oil Field Services Equipment

A joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ECI Partners owned onshore oil field services equipment that was previously on lease to Go Frac. During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss as our investment in the joint venture was reduced to zero as of December 31, 2014.  On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of approximately $539,000, the joint venture recognized a gain on sale of assets of approximately $983,000. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of approximately $2,639,000, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and the gain on lease termination, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

           Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $806,924. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $199,679 and $373,734 for the three and six months ended June 30, 2014, respectively.

As of March 31, 2015, JAC was in technical default of the loan as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to us during the three months ended March 31, 2015.  Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, we may convert a portion of the loan to equity and/or restructure the loan. Based upon this proposal, our Investment Manager believes that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. An additional credit loss may be recorded in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.  For the three months ended June 30, 2014, we recognized finance income of $824,793. For the six months ended June 30, 2015 and 2014, we recognized finance income of $984,108 and $1,630,678, respectively. As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to JAC was $15,702,322 and $31,976,805, respectively.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $10,199,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $297,000. As a result, we recognized additional finance income of approximately $123,000.

On May 7 and July 15, 2015, NARL made partial prepayments on its secured term loan of $206,818 and $1,574,199, respectively, pursuant to the excess cash sweep provision of the loan agreement. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963, comprised of all outstanding principal and unpaid interest. No significant income or loss was recognized as a result of these transactions.

            Subsequent Events

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge for 60 months.

On August 12, 2015, we entered into an asset purchase agreement with ABC Bus to sell 23 buses that are currently on lease to CAM Leasing for $4,025,000, which we expect to be completed by August 30, 2015. No significant gain or loss is expected from these transactions.

            Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2018, including interim periods within that reporting period, following approval by FASB to defer the effective date by one year. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03,  Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,074,822	46%	$68,040,899	37%
Marine - dry bulk vessels	46,460,144	31%	49,964,886	27%
Petrochemical facility	15,702,322	11%	31,976,805	17%
Printing equipment	5,895,504	4%	6,582,292	4%
Trailers	4,655,503	3%	4,778,738	3%
Platform supply vessels	3,500,490	2%	3,598,174	2%
Energy Equipment	2,578,521	2%	2,939,164	2%
Aircraft parts	806,924	1%	2,899,078	2%
Manufacturing equipment	-	-	9,957,724	6%
	$147,674,230	100%	$180,737,760	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	76%	39%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	-	28%
Superior Tube Company, Inc.	Manufacturing equipment	-	10%
		76%	77%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value in finance leases related to Geden was $114,534,966 and $118,005,785, respectively, and the leases were accounted for under a non-accrual basis. During the year ended December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. Our credit loss reserve assessment was based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. During the three months ended June 30, 2015, we updated our quarterly analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms. We also considered the actual lease payments received for the Amazing and the Fantastic for the reporting period. As a result, we recorded an additional credit loss of $1,035,094 for the Amazing and the Fantastic. Our Investment Manager is closely monitoring the market for supramax bulk carrier vessels and the collectability of lease payments from Geden and may record an additional credit loss in the future. As of June 30, 2015 and December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions.

All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. Finance income recognized on the leases related to Geden for the 2015 Quarter and the 2014 Quarter was $1,924,358 and $1,167,143, respectively. The increase in finance income recognized in the 2015 Quarter was related to the lease for the Center as a result of increased cash receipts in the 2015 Quarter as compared to the 2014 Quarter. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in the 2015 Quarter related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired as of December 31, 2014 because there is doubt regarding the ultimate collectability of lease payment obligations. Accordingly, all cash receipts during the 2015 Quarter related to the Amazing and the Fantastic were applied to minimum rents receivable.

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $806,924 and $2,899,078, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach.  On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the 2015 Quarter. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss reserve was $199,679 for the 2014 Quarter.

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, we may convert a portion of the loan to equity and/or restructure the loan. Based upon this proposal, our Investment Manager believes that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,975, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. An additional credit loss may be recorded in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.  For the three months ended June 30, 2014, we recognized finance income of $824,793. As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to JAC was $15,702,322 and $31,976,805, respectively.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$110,469,656	94%	$114,864,691	94%
Motor coaches	4,168,960	4%	4,665,392	4%
Packaging equipment	2,904,448	2%	3,220,856	2%
	$117,543,064	100%	$122,750,939	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
AET Inc. Limited	Marine - crude oil tankers	88%	87%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Finance income	$2,535,273	$2,988,260	$(452,987)
Rental income	5,358,997	5,984,439	(625,442)
Income from investment in joint ventures	775,502	480,419	295,083
Gain on sale of assets, net	-	2,229,898	(2,229,898)
Other income	2,964	5,620	(2,656)
Total revenue	$8,672,736	$11,688,636	$(3,015,900)

Total revenue for the 2015 Quarter decreased $3,015,900, or 25.8%, as compared to the 2014 Quarter. The decrease in revenue was due to (i) a gain on sale of assets during the 2014 Quarter related to the sale of the Eagle Otome and the Eagle Subaru with no comparable gain during the 2015 Quarter, (ii) a decrease in rental income primarily as a result of the expiration of two operating leases during the 2014 Quarter and (iii) a net decrease in finance income, primarily as a result of the sale of our interest in and the prepayment of six notes receivable during or subsequent to the 2014 Quarter, partially offset by an increase in finance income related to the Center in the 2015 Quarter that was recognized on a cash basis. These decreases were partially offset by an increase in income from investment in joint ventures, primarily as a result of entering into two new joint ventures during or subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Management fees	$341,929	$981,129	$(639,200)
Administrative expense reimbursements	377,840	399,353	(21,513)
General and administrative	592,801	515,037	77,764
Credit loss	17,923,190	78,216	17,844,974
Depreciation	2,602,077	2,613,997	(11,920)
Interest	1,743,292	2,232,428	(489,136)
(Gain) loss on derivative financial instruments	(146,762)	906,994	(1,053,756)
Total expenses	$23,434,367	$7,727,154	$15,707,213

Total expenses for the 2015 Quarter increased $15,707,213, or 203.3%, as compared to the 2014 Quarter. The increase in total expenses was primarily due to credit losses recorded related to JAC, Geden and VAS in the 2015 Quarter as compared to a credit loss recorded related to Western Drilling in the 2014 Quarter. This increase was partially offset by (i) recognizing a gain on derivative financial instruments in the 2015 Quarter as compared to a loss on derivative financial instruments in the 2014 Quarter due to favorable movements in interest rates on our non-designated interest rate swaps, (ii) a decrease in management fees primarily due to the sale of our interest in the loans with Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”) and the prepayment by NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) during the 2014 Quarter and (iii) a decrease in interest expense primarily due to the sale of the Eagle Otome and the Eagle Subaru in April and May 2014, respectively, and the use of sale proceeds to repay the related non-recourse long-term debt.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $4,581,618, from a net income of $979,504 in the 2014 Quarter to a net loss of $3,602,114 in the 2015 Quarter. The net loss attributable to noncontrolling interests during the 2015 Quarter was due to the credit loss recorded with no finance income being recognized on our consolidated joint venture related to JAC, of which a portion of the loss was allocated to the noncontrolling interest holder.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(11,159,517) and $2,981,978, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $(42.70) and $11.41, respectively.

Results of Operations for the Six Months Ended June 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	60%	34%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	16%	24%
		76%	58%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value in finance leases related to Geden was $114,534,966 and $118,005,785, respectively, and the leases were accounted for under a non-accrual basis. During the year ended December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. During the six months ended June 30, 2015, we updated our analysis of the remaining expected undiscounted cash flows, on a quarterly basis, by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms. We also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period. As a result, we recorded an additional credit loss of $2,007,742 for the Amazing and the Fantastic. Our Investment Manager is closely monitoring the market for supramax bulk carrier vessels and the collectability of lease payments from Geden and may record an additional credit loss in the future. As of June 30, 2015 and December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions.

All three leases with Geden were placed on a non-accrual status during the six months ended June 30, 2013. Finance income recognized on the leases related to Geden for the 2015 Period and the 2014 Period was $3,606,423 and $2,315,372, respectively. The increase in finance income recognized in the 2015 Period was related to the lease for the Center as a result of increased cash receipts in the 2015 Period as compared to the 2014 Period. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in the 2015 Period related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired as of December 31, 2014 because there is doubt regarding the ultimate collectability of lease payment obligations. Accordingly, all cash receipts during the 2015 Period related to the Amazing and the Fantastic were applied to minimum rents receivable.

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $806,924 and $2,899,078, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the 2015 Period. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $373,734 for the 2014 Period.

During the six months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, we may convert a portion of the loan to equity and/or restructure the loan. Based upon this proposal, our Investment Manager believes that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the six months ended June 30, 2015, we recognized a credit loss of $15,921,975, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. An additional credit loss may be recorded in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.  For the six months ended June 30, 2015 and 2014, we recognized finance income of $984,108 and $1,630,678, respectively. As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to JAC was $15,702,322 and $31,976,805, respectively.

 Operating Lease Transactions

During the 2015 Period and the 2014 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
AET Inc. Limited	Marine - crude oil tankers	88%	88%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Finance income	$6,051,260	$6,857,778	$(806,518)
Rental income	10,742,559	13,190,111	(2,447,552)
Income from investment in joint ventures	1,283,945	874,020	409,925
Gain on sale of assets, net	-	2,229,898	(2,229,898)
Other income	5,811	20,043	(14,232)
Total revenue	$18,083,575	$23,171,850	$(5,088,275)

Total revenue for the 2015 Period decreased $5,088,275, or 22.0%, as compared to the 2014 Period. The decrease in revenue was due to (i) a decrease in rental income primarily as a result of the expiration of two operating leases during the 2014 Period, (ii) a gain on sale of assets during the 2014 Period related to the sale of the Eagle Otome and the Eagle Subaru with no comparable gain during the 2015 Period and (iii) a net decrease in finance income, primarily as a result of the sale of our interest in and the prepayment of seven notes receivable during or subsequent to the 2014 Period, partially offset by an increase in finance income related to the Center in the 2015 Period that was recognized on a cash basis. These decreases were partially offset by an increase in income from investment in joint ventures, primarily as a result of entering into four new joint ventures during or subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Management fees	$1,057,873	$1,423,677	$(365,804)
Administrative expense reimbursements	703,398	812,310	(108,912)
General and administrative	1,384,615	1,209,950	174,665
Credit loss	19,983,831	873,215	19,110,616
Depreciation	5,207,875	6,456,485	(1,248,610)
Interest	3,572,376	4,771,791	(1,199,415)
Loss on derivative financial instruments	805,026	1,568,344	(763,318)
Total expenses	$32,714,994	$17,115,772	$15,599,222

Total expenses for the 2015 Period increased $15,599,222, or 91.1%, as compared to the 2014 Period. The increase in total expenses was primarily due to credit losses recorded related to JAC, Geden and VAS in the 2015 Period as compared to a credit loss recorded related to Western Drilling in the 2014 Period. This increase was partially offset by (i) decreases in depreciation and interest expense primarily due to the sale of the Eagle Otome and the Eagle Subaru in April and May 2014, respectively, and the use of sale proceeds to repay the related non-recourse long-term debt, (ii) a decrease in loss on derivative financial instruments due to favorable movements in interest rates on our non-designated interest rate swaps and (iii) a decrease in management fees primarily due to the sale of our interest in the loans with Ocean Navigation and the prepayment by NTS during the 2014 Period.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $4,579,580, from a net income of $1,368,876 in the 2014 Period to a net loss of $3,210,704 in the 2015 Period. The net loss attributable to noncontrolling interests during the 2015 Period was due to the credit loss recorded with no finance income being recognized on our consolidated joint venture related to JAC, of which a portion of the loss was allocated to the noncontrolling interest holder.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(11,420,715) and $4,687,202, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Period and the 2014 Period was $(43.69) and $17.93, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $41,855,206, from $347,803,899 at December 31, 2014 to $305,948,693 at June 30, 2015. The decrease was primarily due to (i) credit losses recorded on net investment in finance leases and notes receivable during the 2015 Period, (ii) repayments on certain non-recourse long-term debt, (iii) distributions paid to our partners and (iv) depreciation of our leased equipment at cost. These decreases were partially offset by cash receipts from financing and operating transactions during the 2015 Period.

Total Liabilities

Total liabilities decreased $16,773,401, from $172,590,142 at December 31, 2014 to $155,816,741 at June 30, 2015. The decrease was primarily due to repayments on our non-recourse long-term debt as a result of the release of restricted cash related to the Eagle Vermont and the Eagle Virginia to pay down the Sub Debt.

Equity

Equity decreased $25,081,805, from $175,213,757 at December 31, 2014 to $150,131,952 at June 30, 2015. The decrease was primarily the result of distributions paid to our partners and our net loss in the 2015 Period.

Liquidity and Capital Resources

Summary

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $12,958,231 and $12,553,252, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2015, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At June 30, 2015, we had $4,397,808 available under the Facility pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,322,213, from $12,893,077 in the 2014 Period to $11,570,864 in the 2015 Period. The decrease primarily related to the timing of receipts of other receivables and a decrease in the amount of restricted cash released as a result of curing our non-compliance with certain financial covenants on our non-recourse long-term debt during both periods, partially offset by fewer payments made on our current liabilities during the 2015 Period as compared to the 2014 Period.

Investing Activities

Cash provided by investing activities decreased $22,618,809, from $35,880,560 in the 2014 Period to $13,261,751 in the 2015 Period. The decrease was primarily due to a decrease in proceeds from the sale of leased equipment as we did not sell any assets during the 2015 Period and a decrease in principal received on notes receivable due to the prepayment of several notes receivable during 2014, partially offset by a decrease in cash used to invest in joint ventures in the 2015 Period as compared to the 2014 Period.

Financing Activities

Cash used in financing activities decreased $13,196,507, from $37,624,143 in the 2014 Period to $24,427,636 in the 2015 Period. The decrease was primarily a result of higher repayment of our non-recourse long-term debt during the 2014 Period related to the Eagle Otome and the Eagle Subaru.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2015 and December 31, 2014 of $138,926,273 and $152,903,523, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $230,900,126 and $239,452,768, respectively, of which $114,534,966 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

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

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest of approximately $5,633,000 related to the Sub Debt. As of June 30, 2015 and December 31, 2014, the Sub Debt balance was $6,214,283 and $11,319,371, respectively. We are currently in compliance with all covenants related to the Sub Debt. At June 30, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of June 30, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. As of June 30, 2015, we were in technical default of the Senior Debt loan agreement. We are in the process of curing such technical default. The Senior Debt lender has reserved, but not exercised, its rights under the Senior Debt loan agreement.

We restructured the non-recourse long-term debt associated with two supramax bulk carrier vessels, the Amazing and the Fantastic, on March 31, 2014 to amend the repayment stream and financial covenants.  The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement. During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the non-recourse long-term debt agreement associated with the Amazing and the Fantastic to provide an additional guarantee of up to $2.5 million for each vessel to cover for any debt balance shortfall, and to revise certain financial covenants. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Amazing and the Fantastic.

As of June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt, except for the non-compliance discussed above.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $104,550, $10,350,460 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2015, we had restricted cash of $3,150,000.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2015.

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

10.4

Loan Modification Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 15, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(Registrant)

By: ICON GP 14, LLC

      (General Partner of the Registrant)

August 12, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)