Form 10-Q
period 2015-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2015-11-12
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2015

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on November 6, 2015 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$10,530,214	$12,553,252
Restricted cash	3,150,000	7,317,126
Net investment in finance leases	103,166,915	118,005,785
Leased equipment at cost (less accumulated depreciation
of $43,358,302 and $41,069,511, respectively)	111,077,465	122,750,939
Net investment in notes receivable	17,638,645	62,731,975
Note receivable from joint venture	2,622,196	2,609,209
Investment in joint ventures	21,731,115	18,739,125
Other assets	1,960,025	3,096,488
Total assets	$271,876,575	$347,803,899
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$126,542,627	$152,903,523
Derivative financial instruments	5,151,159	5,379,474
Deferred revenue	1,590,014	2,365,892
Due to General Partner and affiliates, net	344,764	826,285
Accrued expenses and other liabilities	9,183,086	11,114,968
Total liabilities	142,811,650	172,590,142

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	118,440,775	159,293,140
General Partner	(1,126,448)	(713,798)
Total partners' equity	117,314,327	158,579,342
Noncontrolling interests	11,750,598	16,634,415
Total equity	129,064,925	175,213,757
Total liabilities and equity	$271,876,575	$347,803,899

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Finance income	$3,201,527	$3,633,794	$9,252,787	$10,491,572
Rental income	5,740,124	5,430,323	16,482,683	18,620,434
Income from investment in joint ventures	574,774	537,939	1,858,719	1,411,959
Gain on sale of assets, net	15,314	36,339	15,314	2,266,237
Other income	1,973	21,778	7,784	41,821
Total revenue	9,533,712	9,660,173	27,617,287	32,832,023

Expenses:
Management fees	651,036	510,038	1,708,909	1,933,715
Administrative expense reimbursements	316,697	396,443	1,020,095	1,208,753
General and administrative	508,090	665,121	1,892,705	1,875,071
Credit loss	18,813,180	(11,084)	38,797,011	862,131
Depreciation	2,455,913	2,615,854	7,663,788	9,072,339
Interest	1,663,597	2,083,712	5,235,973	6,855,503
Loss (gain) on derivative financial instruments	1,109,113	(140,417)	1,914,139	1,427,927
Total expenses	25,517,626	6,119,667	58,232,620	23,235,439
Net (loss) income	(15,983,914)	3,540,506	(30,615,333)	9,596,584
Less: net (loss) income attributable to noncontrolling interests	(1,822,129)	605,000	(5,032,833)	1,973,876
Net (loss) income attributable to Fund Fourteen	$(14,161,785)	$2,935,506	$(25,582,500)	$7,622,708

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(14,020,167)	$2,906,151	$(25,326,675)	$7,546,481
General Partner	(141,618)	29,355	(255,825)	76,227
	$(14,161,785)	$2,935,506	$(25,582,500)	$7,622,708

Weighted average number of limited
partnership interests outstanding	258,761	258,761	258,761	258,765
Net (loss) income attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$(54.18)	$11.23	$(97.88)	$29.16

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	258,761	$159,293,140	$(713,798)	$158,579,342	$16,634,415	$175,213,757

Net (loss) income	-	(258,586)	(2,612)	(261,198)	391,410	130,212
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Balance, March 31, 2015 (unaudited)	258,761	153,859,324	(768,685)	153,090,639	17,025,825	170,116,464

Net loss	-	(11,047,922)	(111,595)	(11,159,517)	(3,602,114)	(14,761,631)
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Investment by noncontrolling interest	-	-	-	-	4,624	4,624
Balance, June 30, 2015 (unaudited)	258,761	137,636,172	(932,555)	136,703,617	13,428,335	150,131,952

Net loss	-	(14,020,167)	(141,618)	(14,161,785)	(1,822,129)	(15,983,914)
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Investment by noncontrolling interest	-	-	-	-	144,392	144,392
Balance, September 30, 2015 (unaudited)	258,761	$118,440,775	$(1,126,448)	$117,314,327	$11,750,598	$129,064,925

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(30,615,333)	$9,596,584
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income, net of costs and fees	558,840	(2,479,621)
Income from investment in joint ventures	(1,593,893)	(1,411,959)
Net gain on sale of assets	(15,314)	(2,266,237)
Depreciation	7,663,788	9,072,339
Credit loss	38,797,011	862,131
Interest expense from amortization of debt financing costs	526,121	404,747
Interest expense, other	334,529	317,392
Gain on derivative financial instruments	(228,315)	(1,008,395)
Paid-in-kind interest	(1,769,429)	-
Changes in operating assets and liabilities:
Restricted cash	4,167,126	4,963,836
Other assets, net	610,342	3,015,519
Accrued expenses and other liabilities	(2,266,411)	(3,846,696)
Deferred revenue	(775,878)	(1,008,942)
Due to General Partner and affiliates	(339,021)	(194,704)
Distributions from joint ventures	1,477,992	751,412
Net cash provided by operating activities	16,532,155	16,767,406
Cash flows from investing activities:
Proceeds from sale of equipment	4,025,000	16,599,540
Principal received on finance leases	1,996,149	835,975
Investment in joint ventures	(4,019,702)	(9,110,035)
Distributions received from joint ventures in excess of profits	1,143,613	681,626
Investment in notes receivable	-	(7,031,539)
Principal and sale proceeds received on notes receivable	20,336,642	30,788,003
Net cash provided by investing activities	23,481,702	32,763,570
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(26,360,896)	(29,795,037)
Investment by noncontrolling interests	6,516	20,095
Distributions to noncontrolling interests	-	(53,400)
Distributions to partners	(15,682,515)	(15,682,733)
Repurchase of limited partnership interests	-	(7,178)
Net cash used in financing activities	(42,036,895)	(45,518,253)
Net (decrease) increase in cash and cash equivalents	(2,023,038)	4,012,723
Cash and cash equivalents, beginning of period	12,553,252	9,526,625
Cash and cash equivalents, end of period	$10,530,214	$13,539,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,529,277	$6,850,046

Supplemental disclosure of non-cash financing activities:
Balance due to noncontrolling interest deemed contribution	$142,500	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

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

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results for the interim period are not necessarily indicative of the results for the full year.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2015 and 2014, the predominant cash outflows from restricted cash were related to the release of previously restricted cash to pay down certain non-recourse long-term debt. The restricted cash was related to rental income receipts associated with our leasing operations and such receipts were previously restricted pursuant to a provision in the senior non-recourse long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

September 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date  (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

September 30, 2015

(unaudited)

2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

(3)       Net Investment in Notes Receivable

As of September 30, 2015 and December 31, 2014, we had net investment in notes receivable on non-accrual status of $9,544,175 and $2,899,078, respectively.

As of September 30, 2015, our net investment in note receivable and accrued interest related to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $327,545, respectively, of which an aggregate of $287,568 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be subject to a charter agreement and in payment default while available cash has been swept and applied to the senior tranche of the loan in accordance with the loan agreement since May 2015. Based upon the estimated fair value of the collateral securing the loan net the related estimated costs to sell, our Investment Manager believes that all contractual interest and outstanding principal payments under the loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Subsequently, on October 30, 2015, TMA entered into five year charter agreements covering the remaining two previously unchartered vessels, commencing November 7, 2015.

Net investment in notes receivable consisted of the following:

	September 30, 2015	December 31, 2014
Principal outstanding (1)	$39,636,500	$65,959,899
Initial direct costs	2,650,954	3,397,823
Deferred fees	(799,438)	(923,855)
Credit loss reserve (2)	(23,849,371)	(5,701,892)
Net investment in notes receivable (3)	$17,638,645	$62,731,975

(1) As of September 30, 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below). As of December 31, 2014, total principal outstanding related to our impaired loans was $8,600,970, of which $4,795,035 was related to VAS (defined below) and $3,805,935 was related to Western Drilling (defined below).

(2) As of September 30, 2015, the credit loss reserve of $23,849,371 was related to JAC. As of December 31, 2014, the credit loss reserve was $5,701,892, of which $1,895,957 was related to VAS and $3,805,935 was related to Western Drilling.

(3) As of September 30, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loans was $9,544,175 and $2,899,078, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

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

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $205,084 and $578,818 for the three and nine months ended September 30, 2014, respectively.

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

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Investment Manager believes that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC as of September 30, 2015.  During the three months ended September 30, 2015, we recognized a credit loss of $7,927,576, which our Investment Manager believes is the most likely outcome derived from its reassessment. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if our ultimate collectability of the loan results in less of a recovery from our current estimate. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $883,210, respectively. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $984,108 and $2,513,888, respectively. As of September 30, 2015 and December 31, 2014, our net investment in note receivable related to JAC was $9,544,175 and $31,976,805, respectively.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $10,198,899, comprised of all outstanding principal, accrued interest and a prepayment fee of $296,960. As a result, we recognized additional finance income of $123,006.

On May 7, 2015, NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) made a partial prepayment on their secured term loan of $206,818 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $1,574,215, which included a prepayment fee of $67,500. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

On September 30, 2015, Cenveo Corporation (“Cenveo”) satisfied its obligations in connection with a secured term loan scheduled to mature on October 1, 2018 by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2015	$15,921,795
Provisions	7,927,576
Write-offs, net of recoveries	-
Allowance for credit loss as of September 30, 2015	$23,849,371

Credit loss allowance activities for the three months ended September 30, 2014 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of June 30, 2014	$6,775,813
Provisions	-
Write-offs, net of recoveries	(11,084)
Allowance for credit loss as of September 30, 2014	$6,764,729

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	25,903,665
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of September 30, 2015	$23,849,371

Credit loss allowance activities for the nine months ended September 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$5,902,598
Provisions	873,215
Write-offs, net of recoveries	(11,084)
Allowance for credit loss as of September 30, 2014	$6,764,729

(4)       Net Investment in Finance Leases

As of September 30, 2015 and December 31, 2014, we had net investment in finance leases on non-accrual status of $103,166,915 and $118,005,785, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30, 2015	December 31, 2014
Minimum rents receivable (1)	$159,173,521	$167,319,170
Initial direct costs	978,886	1,262,792
Unearned income	(31,445,660)	(37,929,691)
	128,706,747	130,652,271
Credit loss reserve (2)	(25,539,832)	(12,646,486)
Net investment in finance leases	$103,166,915	$118,005,785

(1) As of September 30, 2015 and December 31, 2014, the total minimum rents receivable related to our impaired finance leases of $82,404,451 and $84,400,600, respectively, was related to the Amazing and the Fantastic (discussed below).

(2) As of September 30, 2015 and December 31, 2014, the credit loss reserve of $25,539,832 and $12,646,486, respectively, was related to the Amazing and the Fantastic.

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

September 30, 2015

(unaudited)

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

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. During the three months ended September 30, 2015, based on recent discussions with Geden, our Investment Manager determined that there is doubt regarding Geden’s ability to subsidize operating expenses associated with the vessels and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, during the three months ended September 30, 2015, we considered the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated and recorded an additional credit loss of $10,885,604 for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we recorded an aggregate credit loss of $12,893,346. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $514,744, respectively, related to the Amazing and the Fantastic. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $0 and $1,527,982, respectively, related to the Amazing and the Fantastic. As of September 30, 2015 and December 31, 2014, our net investment in finance leases totaling $35,075,391 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of September 30, 2015 and December 31, 2014 due to the current fixed employment of the vessel and prevailing market conditions. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased from prior periods, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the three months ended September 30, 2015 and 2014, we recognized finance income of $2,593,701 and $661,342, respectively, related to the Center. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $6,200,124 and $1,963,476, respectively, related to the Center. As of September 30, 2015 and December 31, 2014, our net investment in finance leases totaling $68,091,524 and $68,040,899, respectively, was related to the Center.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30, 2015	December 31, 2014
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	-	9,384,683
Marine - crude oil tankers	147,900,706	147,900,706
Leased equipment at cost	154,435,767	163,820,450
Less: accumulated depreciation	43,358,302	41,069,511
Leased equipment at cost, less accumulated depreciation	$111,077,465	$122,750,939

Depreciation expense was $2,455,913 and $2,615,854 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $7,663,788 and $9,072,339 for the nine months ended September 30, 2015 and 2014, respectively.

In August 2015, upon expiration of the leases with CAM Leasing, LLC (“CAM Leasing”), we sold 23 motor coach buses to a third-party purchaser for an aggregate price of $4,025,000. No significant gain or loss was recorded as a result of these sales. Pursuant to the lease agreement, CAM Leasing was required to pay a remarketing fee totaling $477,362 upon termination of the leases and the return of the motor coach buses, which was recognized as additional rental income on our consolidated statements of operations.

(6)       Investment in Joint Ventures

A joint venture owned 38% by us, 58% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by our Investment Manager, owned onshore oil field services equipment that was previously on lease to Go Frac, LLC (“Go Frac”).

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss during the three months ended March 31, 2015 as our investment in the joint venture was reduced to zero as of December 31, 2014. On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of $538,786, the joint venture recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of $2,638,850, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and additional rental income, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to the joint venture was $3,993,515.

(7)       Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $126,542,627 and $152,903,523, respectively. As of September 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from June 21, 2016 to March 29, 2021, and interest rates ranging from 4.134% to 12% per year, some of which are fixed after giving effect to our interest rate swap agreements.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $211,439,053 and $239,452,768, respectively, of which $103,166,915 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

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

On April 20, 2012, the joint venture associated with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the two aframax tankers, the Eagle Otome and the Eagle Subaru, by making a final payment of $5,679,970. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, July 1, and September 29, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest in an aggregate amount of $5,632,821, $1,430,000 and $1,500,000, respectively, related to the Sub Debt. As of September 30, 2015 and December 31, 2014, the Sub Debt balance was $3,430,479 and $11,319,371, respectively. At September 30, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of September 30, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. During the quarter ended September 30, 2015, we cured our technical default under the Senior Debt loan agreement. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at the London Interbank Offered Rate (“LIBOR”) plus 3.85% as part of the original agreement. During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the non-recourse long-term debt agreement associated with the Amazing and the Fantastic to provide an additional guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. We are currently in compliance with all covenants related to

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

the non-recourse long-term debt associated with the Amazing and the Fantastic.

We restructured the non-recourse long-term debt associated with the Center on March 19, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. On June 22, and September 21, 2015, we made partial prepayments on the non-recourse long-term debt associated with the Center of $1,400,000 and $2,570,000, respectively.

On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT Capital, LLC (“NXT”) that was secured by our interest in the secured term loan to and collateral from Cenveo by making a prepayment of $3,455,535.

As of September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

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

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR  plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2015, we had $5,133,287 available under the Facility pursuant to the borrowing base.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $156,825 for the three and nine months ended September 30, 2015, respectively. We paid distributions to our General Partner of $52,275 and $156,827 for the three and nine months ended September 30, 2014, respectively. Additionally, our General Partner’s interest in the net loss attributable to us was $141,618 and $255,825 for the three and nine months ended September 30, 2015, respectively. Our General Partner’s interest in the net income attributable to us was $29,355 and $76,227 for the three and nine months ended September 30, 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment
	Manager	Acquisition fees (1)	$99,341	$289,694	$99,341	$847,917
ICON Capital, LLC	Investment
	Manager	Management fees (2)	651,036	510,038	1,708,909	1,933,715
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(2)	316,697	396,443	1,020,095	1,208,753
			$1,067,074	$1,196,175	$2,828,345	$3,990,385

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At September 30, 2015 and December 31, 2014, we had a net payable of $344,764 and $826,285, respectively, due to our General Partner and affiliates. At September 30, 2015, the payable was primarily related to administrative expense reimbursements and management fees due to our Investment Manager. At December 31, 2014, the payable was primarily related to professional fees paid by our Investment Manager on our behalf as well as administrative expense reimbursements and management fees due to our Investment Manager. In addition, included in the December 31, 2014 balance was an aggregate payable of $142,500 due to Fund Twelve by our consolidated joint venture, which is 25% owned by Fund Twelve. During the three months ended September 30, 2015, this payable was settled by converting it into an additional contribution to the joint venture. Our and Fund Twelve’s proportionate ownership in the joint venture did not change as a result of this conversion.

At September 30, 2015 and December 31, 2014, we had a note receivable from a joint venture of $2,622,196 and $2,609,209, respectively, and accrued interest of $29,354 and $30,332, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three and nine months ended September 30, 2015, interest income relating to the note receivable from the joint venture of $104,008 and $307,728, respectively, was recognized and included in finance income on our consolidated statements of operations. For the three and nine months ended September 30, 2014, interest income relating to the note receivable from the joint venture of $103,150 and $304,656, respectively, was recognized and included in finance income on our consolidated statements of operations.

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

September 30, 2015

(unaudited)

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of September 30, 2015 and December 31, 2014, the termination value would be $5,446,281 and $5,661,617, respectively.

Non-designated Derivatives

As of September 30, 2015 and December 31, 2014, we had three interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $100,105,000 and $109,210,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in loss (gain) on derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2015 and December 31, 2014:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	Liability Derivatives

		September 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$5,151,159	$5,379,474

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on our consolidated statements of operations for the three months ended September 30, 2015 and 2014 of $1,109,113 and ($140,417), respectively. The loss recorded for the three months ended September 30, 2015 was related to interest rate swap contracts. The gain recorded for the three months ended September 30, 2014 was comprised of gains of $183,543 relating to interest rate swap contracts and losses of $43,126 relating to warrants. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the nine months ended September 30, 2015 and 2014 of $1,914,139 and $1,427,927, respectively. The loss recorded for the nine months ended September 30, 2015 was related to interest rate swap contracts. The loss recorded for the nine months ended September 30, 2014 was comprised of losses of $1,381,610 relating to interest rate swap contracts and $46,317 relating to warrants. These amounts were recorded as a component of loss (gain) on derivative financial instruments on our consolidated statements of operations.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,151,159	$-	$5,151,159

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,379,474	$-	$5,379,474

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of September 30, 2015:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2015	Level 1	Level 2	Level 3	September 30, 2015
Net investment in note receivable	$-	$-	$-	$806,924	$2,092,154

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and are classified within Level 3. For the credit loss of $1,087,993 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third party (see Note 3). For the credit loss of $1,004,161 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in the note receivable with a third party.

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

September 30, 2015

(unaudited)

maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 9.64% and 26.56% as of September 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was derived using discount rates ranging between 3.88% and 10.11% as of September 30, 2015.

	September 30, 2015
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$20,014,860	$15,447,027

Principal outstanding on fixed-rate non-recourse long-term debt	$3,430,479	$3,360,757

Seller's credit	$8,650,721	$8,746,787

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2015, we had restricted cash of $3,150,000.

(13)      Subsequent Events

On October 22, 2015, we amended our leases with Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”) to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended for six months on the July and September 2015 expiration dates.

On October 27, 2015, a joint venture owned 15% by us amended the lease with Blackhawk Mining, LLC (“Blackhawk”) to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Marine Vessels

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Since then, our Investment Manager and Geden have negotiated amendments to the leases, which, among other things, include restructuring the payment terms. Although the amendments have not yet been executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden has only been making partial lease payments based upon the proposed restructured terms on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30,

2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. During the three months ended September 30, 2015, based on recent discussions with Geden, our Investment Manager determined that there is doubt regarding Geden’s ability to subsidize operating expenses associated with the vessels and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, during the three months ended September 30, 2015, we considered the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated and recorded an additional credit loss of $10,885,604 for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we recorded an aggregate credit loss of $12,893,346. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis through December 31, 2014 when the leases were considered impaired. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $514,744, respectively, related to the Amazing and the Fantastic. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $0 and $1,527,982, respectively, related to the Amazing and the Fantastic. As of September 30, 2015 and December 31, 2014, our net investment in finance leases totaling $35,075,391 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

Oil Field Services Equipment

A joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ECI Partners owned onshore oil field services equipment that was previously on lease to Go Frac. During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, the joint venture recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss during the three months ended March 31, 2015 as our investment in the joint venture was reduced to zero as of December 31, 2014. On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of $538,786, the joint venture recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of $2,638,850, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and additional rental income, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

           Notes Receivable

During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our

Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. As a result, we recorded an additional credit loss of $1,004,161 and wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $205,084 and $578,818 for the three and nine months ended September 30, 2014, respectively.

As of March 31, 2015, JAC was in technical default of the loan as a result of its failure to provide certain financial data to us. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to us during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Investment Manager believes that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC as of September 30, 2015. During the three months ended September 30, 2015, we recognized a credit loss of $7,927,576, which our Investment Manager believes is the most likely outcome derived from its reassessment. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if our ultimate collectability of the loan results in less of a recovery from our current estimate. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $883,210, respectively. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $984,108 and $2,513,888, respectively. As of September 30, 2015 and December 31, 2014, our net investment in note receivable related to JAC was $9,544,175 and $31,976,805, respectively.

On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $10,198,899, comprised of all outstanding principal, accrued interest and a prepayment fee of $296,960. As a result, we recognized additional finance income of $123,006.

On May 7, 2015, NARL made a partial prepayment on its secured term loan of $206,818 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $1,574,215, which included a prepayment fee of $67,500. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

On September 30, 2015, Cenveo satisfied its obligations in connection with a secured term loan scheduled to mature on October 1, 2018 by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income. As a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT that was secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of $3,455,535.

Motor Coaches

In August 2015, upon expiration of the leases with CAM Leasing, we sold 23 motor coach buses to a third-party purchaser for an aggregate price of $4,025,000. No significant gain or loss was recorded as a result of these sales. Pursuant to the lease agreement, CAM Leasing was required to pay a remarketing fee totaling $477,362 upon termination of the leases and the return of the motor coach buses, which was recognized as additional rental income on our consolidated statements of operations.

Auto Manufacturing Equipment

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,993,515.

           Acquisition Fees

We incurred acquisition fees to our Investment Manager of $99,341 during the three and nine months ended September 30, 2015, which is included in due to General Partner and affiliates, net on our consolidated balance sheets as of September 30, 2015.

           Subsequent Events

On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended for six months on the July and September 2015 expiration dates.

On October 27, 2015, a joint venture owned 15% by us amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

            Recent Accounting Pronouncements

In May 2014 and August 2015, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, respectively, which will become effective for us on January 1, 2018. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, and ASU 2015-15, Interest -Imputation of Interest, respectively, which will become effective for us on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,091,524	56%	$68,040,899	37%
Marine - dry bulk vessels	35,075,391	29%	49,964,886	27%
Petrochemical facility	9,544,175	8%	31,976,805	17%
Trailers	4,593,980	4%	4,778,738	3%
Platform supply vessels	3,500,490	3%	3,598,174	2%
Manufacturing equipment	-	-	9,957,724	6%
Printing equipment	-	-	6,582,292	4%
Energy equipment	-	-	2,939,164	2%
Aircraft parts	-	-	2,899,078	2%
	$120,805,560	100%	$180,737,760	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	81%	32%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	-	24%
SAExploration, Inc.	Analog seismic system equipment	-	12%
		81%	68%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of September 30, 2015 and December 31, 2014, the net carrying value of our finance leases related to Geden was $103,166,915 and $118,005,785, respectively. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. During the year ended December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. Subsequently, on a quarterly basis, we update our credit loss assessment by updating the key assumptions used in our undiscounted cash flows. During the 2015 Quarter, based on recent discussions with Geden, our Investment Manager determined that there is doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, during the 2015 Quarter, we considered the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated and recorded an additional credit loss of $10,885,604 for the 2015 Quarter related to the Amazing and the Fantastic. As of September 30, 2015 and December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions.

Finance income recognized on the leases related to Geden for the 2015 Quarter and the 2014 Quarter was $2,593,701 and $1,176,086, respectively. The increase in finance income recognized in the 2015 Quarter was related to the lease for the Center as a result of increased cash receipts in the 2015 Quarter as compared to the 2014 Quarter. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in the 2015 Quarter related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired during the three months ended December 31, 2014. Accordingly, all cash receipts during the 2015 Quarter related to the Amazing and the Fantastic were applied to minimum rents receivable (see “Recent Significant Transactions” above).

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $2,899,078. The loan was considered impaired during the three months ended December 31, 2014. During the six months ended June 30, 2015, we recognized an additional credit loss of $2,092,154. On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. No gain or loss was recognized for the 2015 Quarter as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss was $205,084 for the 2014 Quarter (see “Recent Significant Transactions” above).

As of September 30, 2015 and December 31, 2014, our net investment in note receivable related to JAC was $9,544,175 and $31,976,805, respectively. During the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Accordingly, we recognized a credit loss of $15,921,795 and placed the loan on non-accrual status. On September 28, 2015, JAC entered receivership. As a result, we reassessed our collectability of the loan and recognized an additional credit loss of $7,927,576 during the 2015 Quarter. No finance income was recognized for the 2015 Quarter as the loan was considered impaired during the three months ended June 30, 2015. For the 2014 Quarter, we recognized finance income of $883,210 (see “Recent Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2015		December 31, 2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$108,272,138	97%	$114,864,691	94%
Packaging equipment	2,805,327	3%	3,220,856	2%
Motor coaches	-	-	4,665,392	4%
	$111,077,465	100%	$122,750,939	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
AET Inc. Limited	Marine - crude oil tankers	82%	87%
CAM Leasing, LLC	Motor coaches	13%	7%
		95%	94%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Finance income	$3,201,527	$3,633,794	$(432,267)
Rental income	5,740,124	5,430,323	309,801
Income from investment in joint ventures	574,774	537,939	36,835
Gain on sale of assets, net	15,314	36,339	(21,025)
Other income	1,973	21,778	(19,805)
Total revenue	$9,533,712	$9,660,173	$(126,461)

Total revenue for the 2015 Quarter decreased $126,461, or 1.3%, as compared to the 2014 Quarter. The decrease in finance income was primarily due to no finance income recognized during the 2015 Quarter on our impaired assets related to JAC, Geden and VAS and the sale of our interest in and the prepayment of several notes receivable during or subsequent to the 2014 Quarter, partially offset by an increase in finance income related to the Center in the 2015 Quarter that was recognized on a cash basis. The decrease in finance income was also partially offset by an increase in rental income due to our receipt of a remarketing fee from CAM Leasing upon termination of the leases and the return of assets to us.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Management fees	$651,036	$510,038	$140,998
Administrative expense reimbursements	316,697	396,443	(79,746)
General and administrative	508,090	665,121	(157,031)
Credit loss	18,813,180	(11,084)	18,824,264
Depreciation	2,455,913	2,615,854	(159,941)
Interest	1,663,597	2,083,712	(420,115)
Loss (gain) on derivative financial instruments	1,109,113	(140,417)	1,249,530
Total expenses	$25,517,626	$6,119,667	$19,397,959

Total expenses for the 2015 Quarter increased $19,397,959, or 317.0%, as compared to the 2014 Quarter. The increase in total expenses was primarily due to credit losses recorded in the 2015 Quarter related to JAC and Geden as compared to the reversal of a credit loss in the 2014 Quarter related to Western Drilling and the recognition of a loss on derivative financial instruments in the 2015 Quarter as compared to a gain on derivative financial instruments in the 2014 Quarter due to unfavorable movements in interest rates on our non-designated interest rate swaps. The increase was partially offset by a decrease in interest expense primarily due to the pay down of the Sub Debt as a result of the release of restricted cash related to the Eagle Virginia and the Eagle Vermont.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $2,427,129, from net income of $605,000 in the 2014 Quarter to a net loss of $(1,822,129) in the 2015 Quarter. The net loss attributable to noncontrolling interests during the 2015 Quarter was due to the credit loss recorded with no finance income recognized on our consolidated joint venture related to JAC, of which a portion of the loss was allocated to the noncontrolling interest holder.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(14,161,785) and $2,935,506, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $(54.18) and $11.23, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	67%	33%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	11%	24%
		78%	57%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of September 30, 2015 and December 31, 2014, the net carrying value of our finance leases related to Geden was $103,166,915 and $118,005,785, respectively. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. During the year ended December 31, 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. Subsequently, on a quarterly basis, we update our credit loss assessment by updating the key assumptions used in our undiscounted cash flows. During the 2015 Quarter, based on recent discussions with Geden, our Investment Manager determined that there is doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, during the 2015 Quarter, we considered the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated and recorded an additional credit loss of $10,885,604 for the 2015 Quarter related to the Amazing and the Fantastic. For the 2015 Period, we recorded an aggregate credit loss of $12,893,346 related to the Amazing and the Fantastic. As of September 30, 2015 and December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions.

Finance income recognized on the leases related to Geden for the 2015 Period and the 2014 Period was $6,200,124 and $3,491,458, respectively. The increase in finance income recognized in the 2015 Period was related to the lease for the Center as a result of increased cash receipts in the 2015 Period as compared to the 2014 Period. We recognized finance income on the

Center only to the extent cash was received. No finance income was recognized in the 2015 Period related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired during the three months ended December 31, 2014. Accordingly, all cash receipts during the 2015 Period related to the Amazing and the Fantastic were applied to minimum rents receivable (see “Recent Significant Transactions” above).

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $2,899,078. The loan was considered impaired during the three months ended December 31, 2014. During the 2015 Period, we recognized an additional credit loss of $2,092,154. On July 23, 2015, we sold all of our interest in the loan to GB for $806,924. No gain or loss was recognized for the 2015 Period as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss was $578,818 for the 2014 Period (see “Recent Significant Transactions” above).

As of September 30, 2015 and December 31, 2014, our net investment in note receivable related to JAC was $9,544,175 and $31,976,805, respectively. During the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Accordingly, we recognized a credit loss of $15,921,795 and placed the loan on non-accrual status. On September 28, 2015, JAC entered receivership. As a result, we reassessed our collectability of the loan and recognized an additional credit loss of $7,927,576 during the 2015 Quarter. For the 2015 Period, we recorded an aggregate credit loss of $23,849,371. No finance income was recognized since the date the loan was considered impaired during the three months ended June 30, 2015. For the 2015 Period and the 2014 Period, we recognized finance income of $984,108 and $2,513,888, respectively (see “Recent Significant Transactions” above).

Operating Lease Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
AET Inc. Limited	Marine - crude oil tankers	86%	88%
CAM Leasing, LLC	Motor coaches	10%	7%
		96%	95%

Rental income from our operating leases is included in rental income in our consolidated statements of operations.

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Finance income	$9,252,787	$10,491,572	$(1,238,785)
Rental income	16,482,683	18,620,434	(2,137,751)
Income from investment in joint ventures	1,858,719	1,411,959	446,760
Gain on sale of assets, net	15,314	2,266,237	(2,250,923)
Other income	7,784	41,821	(34,037)
Total revenue	$27,617,287	$32,832,023	$(5,214,736)

Total revenue for the 2015 Period decreased $5,214,736, or 15.9%, as compared to the 2014 Period. The decrease was primarily due to (i) a gain on sale of assets during the 2014 Period related to the sale of the Eagle Otome and the Eagle Subaru compared to a smaller gain on sale of assets during the 2015 Period related to CAM Leasing, (ii) a decrease in rental income primarily as a result of the expiration of two operating leases related to the Eagle Otome and the Eagle Subaru during the 2014 Period and (iii) a decrease in finance income primarily as a result of minimal finance income recognized during the 2015 Period on our impaired assets related to JAC, Geden and VAS and the sale of our interest in and the prepayment of several notes receivable during or subsequent to the 2014 Period, partially offset by an increase in finance income related to the Center in the 2015 Period that was recognized on a cash basis. The decrease in total revenue was partially offset by an increase in income from investment in joint ventures primarily as a result of entering into several new joint ventures during or subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Management fees	$1,708,909	$1,933,715	$(224,806)
Administrative expense reimbursements	1,020,095	1,208,753	(188,658)
General and administrative	1,892,705	1,875,071	17,634
Credit loss	38,797,011	862,131	37,934,880
Depreciation	7,663,788	9,072,339	(1,408,551)
Interest	5,235,973	6,855,503	(1,619,530)
Loss on derivative financial instruments	1,914,139	1,427,927	486,212
Total expenses	$58,232,620	$23,235,439	$34,997,181

Total expenses for the 2015 Period increased $34,997,181, or 150.6%, as compared to the 2014 Period. The increase in total expenses was primarily due to credit losses recorded in the 2015 Period related to JAC, Geden and VAS as compared to the credit loss recorded in the 2014 Period related to Western Drilling and an increase in loss on derivative financial instruments due to unfavorable movements in interest rates on our non-designated interest rate swaps. The increase was partially offset by decreases in depreciation and interest expense primarily due to the sale of the Eagle Otome and the Eagle Subaru during the 2014 Period and the use of such sale proceeds to repay the related non-recourse long-term debt.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $7,006,709, from net income of $1,973,876 in the 2014 Period to a net loss of $5,032,833 in the 2015 Period. The net loss attributable to noncontrolling interests during the 2015 Period was due to the credit loss recorded with no finance income recognized on our consolidated joint venture related to JAC, of which a portion of the loss was allocated to the noncontrolling interest holder.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(25,582,500) and $7,622,708, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Period and the 2014 Period was $(97.88) and $29.16, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $75,927,324, from $347,803,899 at December 31, 2014 to $271,876,575 at September 30, 2015. The decrease was primarily due to (i) credit losses recorded on net investment in finance leases and notes receivable during the 2015 Period, (ii) repayments on certain non-recourse long-term debt, (iii) distributions paid to our partners and (iv) depreciation on our leased equipment at cost. The decrease was partially offset by operating income recognized on our investments during the 2015 Period.

Total Liabilities

Total liabilities decreased $29,778,492, from $172,590,142 at December 31, 2014 to $142,811,650 at September 30, 2015. The decrease was primarily due to repayments on our non-recourse long-term debt as a result of the release of restricted cash related to the Eagle Vermont and the Eagle Virginia to pay down the Sub Debt.

Equity

Equity decreased $46,148,832, from $175,213,757 at December 31, 2014 to $129,064,925 at September 30, 2015. The decrease was primarily the result of distributions paid to our partners and our net loss in the 2015 Period.

Liquidity and Capital Resources

Summary

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $10,530,214 and $12,553,252, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2015, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At September 30, 2015, we had $5,133,287 available under the Facility pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $235,251, from $16,767,406 in the 2014 Period to $16,532,155 in the 2015 Period. The decrease primarily related to the timing of receipts of other receivables and a decrease in the amount of restricted cash released as a result of curing our non-compliance with certain financial covenants on our non-recourse long-term debt during both periods, partially offset by fewer payments made on our current liabilities during the 2015 Period as compared to the 2014 Period.

Investing Activities

Cash provided by investing activities decreased $9,281,868, from $32,763,570 in the 2014 Period to $23,481,702 in the 2015 Period. The decrease was primarily due to a decrease in proceeds from the sale of leased equipment in the 2015 Period as compared to the 2014 Period and a decrease in principal received on notes receivable due to the prepayment of several notes receivable during 2014, partially offset by a decrease in cash used to invest in notes receivable and joint ventures in the 2015 Period as compared to the 2014 Period.

Financing Activities

Cash used in financing activities decreased $3,481,358, from $45,518,253 in the 2014 Period to $42,036,895 in the 2015 Period. The decrease was a result of the higher repayment of our non-recourse long-term debt during the 2014 Period primarily related to the Eagle Otome and the Eagle Subaru.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2015 and December 31, 2014 of $126,542,627 and $152,903,523, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $211,439,053 and $239,452,768, respectively, of which $103,166,915 and $118,005,785, respectively, was related to non-performing assets associated with Geden.

On April 20, 2012, the joint venture associated with the AET Vessels was notified of an event of default on the Senior Debt.  Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt. Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt.

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of $5,679,970. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the two VLCCs, the Eagle Vermont and the Eagle Virginia. On March 31, July 1, and September 29, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest in an aggregate amount of $5,632,821, $1,430,000 and $1,500,000, respectively, related to the Sub Debt. As of September 30, 2015 and December 31, 2014, the Sub Debt balance was $3,430,479 and $11,319,371, respectively. At September 30, 2015 and December 31, 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of September 30, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. During the quarter ended September 30, 2015, we cured our technical default under the Senior Debt loan agreement. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants.  The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement. During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the non-recourse long-term debt agreement associated with the Amazing and the Fantastic to provide an additional guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Amazing and the Fantastic.

We restructured the non-recourse long-term debt associated with the Center on March 19, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. On June 22, and September 21, 2015, we made partial prepayments on the non-recourse long-term debt associated with the Center of $1,400,000 and $2,570,000, respectively.

On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT that was secured by our interest in the secured term loan to and collateral from Cenveo by making a payment of $3,455,535.

As of September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $156,825, $15,525,690 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2015, we had restricted cash of $3,150,000.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2015.

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

November 12, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)