Form 10-K
period 2015-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2016-03-30
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended		December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number		000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware		26-3215092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor, New York, New York		10016
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(212) 418-4700

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

Number of outstanding limited partnership interests of the registrant on March 28, 2016 is 258,761.

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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) we invest in, pursuant to the terms of our limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We are currently in our operating period, which commenced on May 19, 2011. Our operating period is expected to end on May 18, 2016, at which time we will commence our liquidation period. We offered limited partnership interests (the “Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours. As of May 18, 2011, 258,897 Interests were sold pursuant to our offering, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $257,646,987 by 7,010 limited partners.

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

We divide the life of the Partnership into three distinct phases:

(1)           Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)           Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will end five years from the end of our offering period.  However, we may, at our General Partner’s discretion, extend the operating period for up to an additional three years. Our operating period is expected to end on May 18, 2016, at which time we will commence our liquidation period.

(3)           Liquidation Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2015 and 2014, we had total assets of $254,527,119 and $347,803,899, respectively. For the year ended December 31, 2015, we had two lessees that accounted for 82.3% of our total rental and finance income of $33,615,783. Net loss attributable to us for the year ended December 31, 2015 was $37,061,038. For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our total rental and finance income of $37,413,236. Net loss attributable to us for the year ended December 31, 2014 was $6,551,125. For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our total rental and finance income of $48,541,268. Net income attributable to us for the year ended December 31, 2013 was $12,947,701.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2015, the cash reserve was $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to CĪON Securities, LLC, formerly known as ICON Securities, LLC, the dealer-manager of our offering and an affiliate of our General Partner (“CĪON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

 At December 31, 2015, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Marine Vessels

•               Two supramax bulk carrier vessels, the Amazing and the Fantastic, which are subject to seven-year bareboat charters with wholly-owned subsidiaries of Geden Holdings Ltd. (“Geden”). The bareboat charters expire in October 2017.

•               A 75% ownership interest in two very large crude carriers (“VLCCs”), the Eagle Vermont and the Eagle Virginia, which are subject to 10-year bareboat charters with AET Inc. Limited (“AET”).  The bareboat charters expire in March 2021.

•               A crude oil tanker, the Center, which is subject to a five-year bareboat charter with Center Navigation Ltd. (“Center Navigation”), a wholly-owned subsidiary of Geden.  The bareboat charter expires in June 2016.

•               A 40% ownership interest in an offshore support vessel, the Lewek Ambassador, which is subject to a nine-year bareboat charter with Gallatin Maritime Management, LLC (“Gallatin Maritime”). The bareboat charter expires in June 2021.

•               A 20% ownership interest in a car carrier vessel, the Hoegh Copenhagen, which is subject to an eight-year bareboat charter with Hoegh Autoliners Shipping AS (“Hoegh Autoliners”). The bareboat charter expires in December 2020.

•               A 45% ownership interest in two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, which are subject to five-year bareboat charters with wholly-owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”). The bareboat charters expire in April 2018.

•               A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), which are subject to eight-year bareboat charters with an affiliate of Siva Global Ships Limited (“Siva Global”).  The bareboat charters expire in March and April 2022, respectively.

•               A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”).  The bareboat charter expires in June 2024.

Mining Equipment

•               A 15% ownership interest in mining equipment that is subject to two 48-month leases with Blackhawk Mining, LLC (“Blackhawk”) and its affiliates, which expire in February 2018.

Packaging Equipment

•               Packaging and printing equipment that is subject to two leases with Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”), which expire in November 2018.

Seismic Testing Equipment

•               A 33.5% ownership interest in land-based seismic testing equipment that is subject to a 36-month lease with Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”), which expires in August 2017.

Auto Manufacturing Equipment

•               A 40% ownership interest in auxiliary support equipment and robots used in the production of certain automobiles that are subject to a 60-month lease with Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”), which expires in July 2020.

Geotechnical Drilling Vessel

•               A 15% ownership interest in a geotechnical drilling vessel, the Fugro Scout, which is subject to a 12-year bareboat charter with an affiliate of Fugro N.V. (“Fugro”), which expires in December 2027.

Notes Receivable

•               A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, which matures in January 2021.

•               A term loan to Asphalt Carrier Shipping Company Limited (“Asphalt”), secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt, which matures in December 2018.

•               A subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, which matures in September 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2015, 2014 and 2013, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

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

You should not rely on distributions from your Interests as a source of income. While we intend to pay monthly distributions through the end of our operating period, our General Partner has and may determine again in the future that it is in our best interest to periodically change the amount of distributions you receive or to not pay any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

Our Investment Manager established an estimated value per Interest of $386.92 as of December 31, 2015. You should not rely on the estimated value per Interest as being an accurate measure of the current value of our Interests or an indicator of any future value of our Interests.

Our Investment Manager established an estimated value per Interest of $386.92 for our Interests as of December 31, 2015. Our Investment Manager’s objective in determining the estimated value per Interest was to arrive at a value, based on the most recent information practically available, which it believed was reasonable, including the fair market values for our assets and liabilities as determined by Hilco Enterprise Valuation Services, LLC, a third party independent valuation and consulting firm engaged by our Investment Manager. However, the market for our Capital Assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.

As with any valuation methodology, the methodologies used to determine the estimated value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The estimated value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount you would realize in a private sale of Interests.

The estimated value per Interest was calculated as of a specific date and is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Interests, and the factors specified in this “Item 1A. Risk Factors.” There is no assurance that the methodologies used to calculate the estimated value per Interest would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with ERISA guidelines with respect to their respective reporting requirements.

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

Because we borrowed, and may in the future borrow, money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed, and may in the future borrow, a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

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

•   our ability to maximize the value of the Capital Assets at maturity of our investment;

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

We made, and may in the future make, investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

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

We have invested, and may continue to invest, in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we typically have the right to buy out the other co-investor’s interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner and its affiliates have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates that are less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties. In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that are more favorable than those that we can offer or that we will be able to offer, which may affect our ability to make investments in a manner that would enable us to achieve our investment objectives.

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and our affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of their affiliates above ours. As of December 31, 2015, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager for four other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

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

As a result, the time and resources that our Investment Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Investment Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investment opportunities.

Our General Partner and its affiliates have received and will continue to receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions paid to you during our early years.

Before paying any distributions to you, we have reimbursed and will continue to reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for acquiring, managing and realizing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds (the “NASAA Guidelines”) in effect on May 18, 2009 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions paid to you in our early years.

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

Furthermore, we have borrowed and are likely to continue to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we have paid and may continue to pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to you.

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

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of current, quarterly and annual reports. Public funds sponsored by our Investment Manager have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our General Partner and its affiliates is limited by our Partnership Agreement.

Our Partnership Agreement provides that neither our General Partner nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our General Partner or an affiliate if our General Partner or its affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our Partnership Agreement, your right to institute a cause of action against our General Partner may be more limited than it would be without these provisions.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Partners
Title of Class	As of March 28, 2016
General Partner	1
Limited partners	7,137

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in May 2016.  We paid distributions to our limited partners totaling $20,700,921, $20,701,136 and $20,705,645 for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we paid distributions to our General Partner of $209,100, $209,102 and $209,148 for the years ended December 31, 2015, 2014 and 2013, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Value”) per Interest indicated below.

Our estimated Value per Interest as of December 31, 2015 (the “Valuation Date”) has been determined to be $386.92 per Interest. The estimated Value per Interest is based upon the estimated fair market value of our assets less the estimated fair market value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture* . The information used to generate the estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by ERISA and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The estimated Value per Interest was calculated by our Investment Manager primarily based on the fair market values provided by Hilco Enterprise Valuation Services, LLC (“Hilco”), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Hilco was approved by our Investment Manager. Hilco is one of the world’s largest and most diversified business asset appraisers and valuation advisors, providing valuation opinions across virtually every business asset category.

Process and Methodology

Our Investment Manager established the estimated Value per Interest as of the Valuation Date primarily based on the fair market values of our assets and liabilities provided by Hilco. In arriving at its fair market value, Hilco utilized valuation methodologies that both our Investment Manager and Hilco believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The valuation was also performed in accordance with the provisions of the guidelines established by the Uniform Standards of Professional Appraisal Practice. The fair market value provided by Hilco is in accordance with Accounting Standards Codification 820. For investments that were acquired during the

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2015, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2015.

year ended December 31, 2015, fair market values may be estimated to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date.

A summary of the methodology used by Hilco, as well as the assumptions and limitations of their work for us and of our determination of estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate Value using the concept of the time value of money. All projected future cash flows accruing to an asset or liability were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Valuation of Notes Receivable

The estimated fair market value of our notes receivable at the Valuation Date was derived by applying the DCF method to the projected cash flows accruing to each asset using discount rates reflecting the risks associated with each such asset and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the assets. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 10.2% to 25.0%.

Valuation of Operating Leases

The estimated fair market value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flows derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset. The estimated fair market value of one of our operating leases at the Valuation Date was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such lease and the Valuation Date.

The discount rates used ranged from 11.9% to 22.5%.

Valuation of Finance Leases

The estimated fair market value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term.  For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flow derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset.

The discount rates used ranged from 8.5% to 25.0%.

Valuation of Long-term Obligations

The estimated fair market value at the Valuation Date of our long-term obligations associated with both our operating and finance leases as described above was derived by applying the DCF method to the projected cash flows accruing to each obligation, using discount rates reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair market value at the Valuation Date of our long-term obligation associated with one of our operating leases as described above was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such obligation and the Valuation Date.

The discount rates used ranged from 4.8% to 14.5%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair market values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets are our shares of deferred financing costs and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. Our estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a limited partner would realize in a private sale of our Interests.

The estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Hilco as of the Valuation Date. The estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Interests, and the factors specified in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. The estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA  with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our estimated Value per Interest. In arriving at its determination of the estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair market values recommended by Hilco.

We currently expect that our next estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2016. We intend to publish an updated estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenue and other income	$36,268,570	$40,870,031	$50,233,891	$58,742,744	$46,797,113
Net (loss) income attributable to Fund Fourteen	$(37,061,038)	$(6,551,125)	$12,947,701	$12,758,456	$1,387,802
Net (loss) income attributable to Fund Fourteen
allocable to limited partners	$(36,690,428)	$(6,485,614)	$12,818,224	$12,630,871	$1,373,924
Net (loss) income attributable to Fund Fourteen
allocable to General Partner	$(370,610)	$(65,511)	$129,477	$127,585	$13,878

Weighted average number of limited partnership interests outstanding	258,761	258,764	258,812	258,829	243,491
Net (loss) income attributable to Fund Fourteen per weighted average
limited partnership interest outstanding	$(141.79)	$(25.06)	$49.53	$48.80	$5.64
Distributions to limited partners	$20,700,921	$20,701,136	$20,705,645	$20,706,372	$18,987,222
Distributions per weighted average limited partnership interest	$80.00	$80.00	$80.00	$80.00	$77.98
outstanding
Distributions to General Partner	$209,100	$209,102	$209,148	$209,155	$191,790

	December 31,
	2015	2014	2013	2012	2011
Total assets	$254,527,119	$347,803,899	$410,277,896	$433,078,157	$458,648,791
Long-term debt and seller's credit	$130,990,613	$161,219,714	$193,165,553	$208,143,068	$228,143,062
Partners' equity	$100,608,283	$158,579,342	$186,047,883	$194,053,315	$202,214,872

 Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our Interests in Capital Assets. After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five-year operating period, which may be extended at our General Partner’s discretion for up to an additional three years. Our operating period is expected to end on May 18, 2016, at which time we will commence our liquidation period. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.

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

Our Investment Manager believes the U.S. economy’s recovery is likely to slow down in 2016, primarily due to a weakness in foreign growth and the strong dollar causing net exports to deteriorate and a reduction of domestic demand.  The price decline of energy and other commodities has had a negative impact on the operating results of not only energy and mining companies but also other manufacturing companies with exposure to such end markets.  As a result of these and other factors, we have recorded credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).  Our Investment Manager believes that these factors may continue to have an impact on the performance of some of our portfolio companies and related assets.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2015, 2014 and 2013:

Telecommunications Equipment

Between February 2010 and June 2011, we purchased telecommunications equipment for $17,230,869 that was leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  Each of the three leases was for a period of 36 months. On February 28, 2013, February 28, 2014 and May 30, 2014, Global Crossing exercised its options to purchase the telecommunications equipment at lease expiration for $641,942, $1,423,423 and $794,164, respectively. No gain or loss was recorded as a result of the transactions.

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

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013. As of December 31, 2013, our Investment Manager assessed the collectability of the lease payments due from Geden over the remaining terms of the leases as well as Geden’s ability to satisfy its purchase obligations at the expiration of the leases. As part of this assessment, our Investment Manager also considered the expected fair value of the vessels at the expiration of the leases. Our Investment Manager determined that Geden would be able to satisfy its lease payment obligations during the remaining terms of the leases and estimated that the future fair values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the expiration of the leases. As a result, our Investment Manager concluded that no credit loss reserve was required for the year ended December 31, 2013. Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. As a result of the continuing decline in fair value of the vessels and charter rates, we have recorded additional credit losses based on these updated quarterly analyses.

During the three months ended September 30, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, commencing with the quarterly assessment for the three months ended September 30, 2015, we also consider the current fair market value of the vessels to account for the possibility that we may take the vessels back from Geden prior to lease expiration or the current fair market value remains the same at lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated the recoverable amount of Geden’s obligations to us associated with the Amazing and the Fantastic and recorded additional credit losses based on the quarterly analyses. For the year ended December 31, 2015, we recorded an aggregate credit loss of $24,160,583 related to the Amazing and the Fantastic. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or actual collectability is less than what we estimated, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the leases were considered impaired as of December 31, 2014. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $0, $2,041,752 and $3,996,587, respectively (of which $0, $2,190,250 and $2,360,374 was recognized on cash basis, respectively), related to the Amazing and the Fantastic. As of December 31, 2015 and 2014, our net investment in finance leases totaling $23,645,554 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 and 2014 due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals on hand. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased since December 31, 2013, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $8,792,671, $2,860,189 and $4,180,341, respectively (of which $8,725,500, $2,790,500, $2,545,643 was recognized on a cash basis, respectively) related to the Center. As of December 31, 2015 and 2014, our net investment in finance leases totaling $68,108,070 and $68,040,899, respectively, was related to the Center.

On June 22, September 21, and December 31, 2015, we made partial prepayments on the non-recourse long-term debt associated with the Center of $1,400,000, $2,570,000 and $460,000, respectively.

On March 29, 2011, we and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two VLCCs (collectively, the “AET Vessels”). The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of three years. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt (collectively with the non-recourse long-term debt associated with the aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of 10 years.  On April 5, 2011, the joint venture borrowed $22,000,000 of subordinated non-recourse long-term debt from an unaffiliated third party (the “Sub Debt”) related to the investment in the AET Vessels.  The Sub Debt is for a period of 60 months and at our option may be extended for an additional 12 months. The Sub Debt is secured by the equity of the joint venture. On March 31, 2014, we satisfied the Senior Debt obligations associated with the Eagle Otome and the Eagle Subaru by making a final payment of $5,682,978. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the two aframax tankers to third-party purchasers for an aggregate price of $14,821,980. The sale proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As a result, the joint venture recognized an aggregate gain on sale of assets of $2,229,932.

 During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the Eagle Vermont and the Eagle Virginia. On March 31, July 1, September 29, and December 29, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest in an amount of $5,632,821, $1,430,000, $1,500,000 and $1,550,000, respectively, related to the Sub Debt.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”),  an entity also managed by our Investment Manager, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our total contribution to the joint ventures was $4,361,088. In December 2015, the joint ventures were notified by Ardmore that it would be exercising its options to purchase the Ardmore Capella and the Ardmore Calypso in or around April 2016.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

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

Motor Coaches

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for $4,502,715 and simultaneously leased the buses to Dillion’s Bus Service, Inc. (“DBS”). On May 13, 2010, we purchased fifteen additional 2010 MCI J4500 motor coach buses for $5,865,450 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  The leases were for a period of 60 months commencing on June 1, 2010. On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments.   On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases to 24 of 26 motor coaches to CAM Leasing, LLC (“CAM Leasing”). On October 19, 2012, the remaining two motor coaches were sold for $551,337 with no material gain or loss recognized as a result of the sales. On September 2, 2014, due to damage to one motor coach bus on lease, we received $230,599 based on the stipulated loss value of the bus pursuant to the lease agreement and a gain of $36,339 was recognized.

In August 2015, upon expiration of the leases with CAM Leasing, we sold the remaining 23 motor coach buses to a third-party purchaser for an aggregate price of $4,025,000. No significant gain or loss was recorded as a result of these sales. Pursuant to the lease agreement, CAM Leasing was required to pay a remarketing fee totaling $477,362 upon termination of the leases and the return of the motor coach buses, which was recognized as additional rental income on our consolidated statements of operations.

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

Packaging Equipment

On July 31, 2009, we purchased a three-layer blown film extrusion line from Coveris for $2,713,210, which was simultaneously leased to Coveris for 60 months commencing on August 1, 2009.  On September 30, 2009, we purchased an eight color flexographic printing press from Coveris for $3,662,460, which was simultaneously leased to Coveris for 60 months commencing on October 1, 2009. On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended twice for a total of 18 months since the original expiration dates.

Gas Compressors

On July 15, 2011, a joint venture owned 40.53% by us, 49.54% by Fund Twelve and 9.93% by Hardwood Partners, LLC amended the master lease agreement with Atlas Pipeline Mid-Continent, LLC (“APMC”), an affiliate of Atlas Pipeline Partners, L.P., requiring APMC to purchase eight gas compressors it leased from the joint venture upon lease termination. The joint venture received an amendment fee of $500,000 and the leases were reclassified from operating leases to finance leases. On September 14, 2011, the joint venture financed future receivables related to the leases by entering into a non-recourse loan agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) in the amount of $10,628,119. Wells Fargo received a first priority security interest in the gas compressors, among other collateral.  The loan bore interest at 4.08% per year and was scheduled to mature on September 1, 2013. On May 30, 2013, the joint venture, in accordance with the terms of the lease, sold the eight gas compressors to APMC for $7,500,000. As a result, the joint venture recognized a gain on sale of $384,433, of which our share was $155,811. Simultaneously with the sale, the joint venture prepaid and satisfied its non-recourse debt obligation with Wells Fargo for $7,500,000. As a result, the joint venture recognized a loss on extinguishment of debt of $85,970, of which our share was $34,844.

Oil Field Services Equipment

On February 15, 2013, a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for $11,803,985. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, which was scheduled to expire on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for $165,382, which was leased to Go Frac for a period of 45 months and was scheduled to expire on April 30, 2017. Our total contribution to the joint venture was $3,605,911. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bore interest at a fixed rate of 6.0% and was scheduled to mature on April 30, 2017.

During the three months ended December 31, 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the three months ended December 31, 2014, the joint venture recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss during the three months ended March 31, 2015 as our investment in the joint venture was reduced to zero as of December 31, 2014. On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of $538,786, the joint venture recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of $2,638,850, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and additional rental income, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. Our contribution to the joint venture was $3,666,221. During 2015, due to damage to certain of the assets on lease, the joint venture received a total of $216,023 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $11,083 during the year ended December 31, 2015, of which our share was $3,713.

Auto Manufacturing Equipment

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,993,515.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout was delivered on December 23, 2015 and was simultaneously bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the indirect subsidiary after year five. The Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. The senior secured loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year and matures on December 31, 2020. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. Our contribution to the joint venture was $3,565,875.

Notes Receivable

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals, Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligation in connection with these loans by making a prepayment of $1,367,865. No material gain or loss was recorded as a result of this transaction.

On June 30, 2010, we made two secured term loans in the aggregate amount of $14,400,000, one to Ocean Navigation 5 Co. Ltd. and one to Ocean Navigation 6 Co. Ltd. (collectively, “Ocean Navigation”), as part of a $96,000,000 term loan facility.  The loans were funded between July and September 2010 and proceeds from the facility were used by Ocean Navigation to purchase two aframax tanker vessels, the Shah Deniz and the Absheron. The loans bore interest at 15.25% per year and were for a period of six years maturing between July and September 2016. The loans were secured by a second priority security interest in the vessels. On April 15, 2014, we sold all of our interest in the loans with Ocean Navigation to Garanti Bank International, N.V. for $14,400,000. As a result, we wrote off the remaining initial direct costs associated with the notes receivable of $545,483 as a charge against finance income.

On September 1, 2010, we made a secured term loan to EMS Enterprise Holdings, LLC, EMS Holdings II, LLC, EMS Engineered Materials Solutions, LLC, EMS CUP, LLC and EMS EUROPE, LLC (collectively, “EMS”) in the amount of $4,800,000. The loan bore interest at 13% per year and was scheduled to mature on September 1, 2014. The loan was secured by a first priority security interest in metal cladding and production equipment. On September 3, 2013, EMS satisfied their obligation in connection with the loan by making a prepayment of $2,135,192, comprised of all outstanding principal, accrued and unpaid interest, and prepayment fees of $108,750. As a result, we recognized additional finance income of $83,616.

On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte. Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment.  Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility.  Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement. In December 2015, the parties entered into a settlement agreement pursuant to which ICON SE received a settlement amount of $150,000, which was recognized as a gain on litigation on our consolidated statements of operations. On January 8, 2016, we received such settlement amount.

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

On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% to 15% per year and matures in January 2021. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC prior to recording our initial credit loss.  During the three months ended September 30, 2015, we recognized a credit loss of $7,927,576, which our Investment Manager believed was the most likely outcome derived from its reassessment. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement.  Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational.  Based upon these factors, our Investment Manager believes that our ultimate collectability of the loan may result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if our ultimate collectability of the loan results in less of a recovery from our current estimate. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $984,108,

$3,355,697 and $2,963,813, respectively, prior to the loan being placed on non-accrual status. As of December 31, 2015 and 2014, our net investment in note receivable related to JAC was $4,772,088 and $31,976,805, respectively.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $591,081 and $770,548 for the years ended December 31, 2014 and 2013, respectively.

On March 9, 2012, we made a secured term loan in the amount of $7,500,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $2,940,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was $144,816 for the year ended December 31, 2012.  During the year ended December 31, 2013, we recorded an additional credit loss reserve of $18,795 based on cash proceeds of $754,237 received from the sale of collateral. As of December 31, 2013, we fully reserved the remaining balance of the loan of $2,958,795. Although we received a judgment against Kanza and its guarantors covering the remaining balance of the loan, our Investment Manager evaluated the collectability of such judgment and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. To the extent that we recover all or any portion of such judgment from Kanza and/or its guarantors in the future, we will recognize the cash received as a gain. No finance income was recognized on the impaired loan during the years ended December 31, 2015, 2014 and 2013.

On June 22, 2012, we made a secured term loan in the amount of $1,855,000 to NTS Communications Inc. and certain of its affiliates (collectively, “NTS”). The loan bore interest at 12.75% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On September 27, 2012, we made an additional secured term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bore interest at 12.75% per year and was for a period of 57 months.  The Second Term Loan was secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan.  On June 6, 2014, NTS satisfied their obligations in connection with the two loans by making a prepayment of $3,421,036, comprised of all outstanding principal, accrued interest and a prepayment fee of $129,941. The prepayment fee was recognized as additional finance income.

On July 24, 2012, we made a secured term loan in the amount of $2,000,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier's other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of $346,098, which included a prepayment fee of $35,696 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,500,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the note receivable totaling $249,461 as a charge against finance income.

On September 10, 2012, we made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $10,198,899, comprised of all outstanding principal, accrued interest and a prepayment fee of $296,960. As a result, we recognized additional finance income of $123,006.

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility.  The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of $30,687. On July 2, 2014, SAE satisfied its obligation in connection with the loan by making a prepayment of $4,591,523, comprised of all outstanding principal, accrued interest and prepayment fees of $449,389. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126 that was recorded in loss on derivative financial instruments.

On December 17, 2012, we made a secured term loan in the amount of $8,700,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets. The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the loan by making a prepayment of $8,779,750. We recognized a loss of $577,285 due to the write-off of initial direct costs, which was included in finance income.

On March 1, 2013, we made a secured term loan in the amount of $4,800,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility. The loan bore interest at 12.25% per year and was for a period of 42 months. The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000 on the date the transaction occurred. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of $2,619,570 on the loan, which included a prepayment fee and make whole interest of $123,570. As part of the transaction, the remaining balance of the loan was sold and assigned for $1,600,000. No significant gain or loss was recorded as a result of this transaction.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold and package printed commercial envelopes, which was valued at approximately $29,123,000 on the date the transaction occurred. On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the loan to and collateral from Cenveo. The non-recourse long-term debt was scheduled to mature on October 1, 2018 and bore interest at LIBOR plus 6.5% per year.  On July 7, 2014, Cenveo made a partial prepayment of $909,747 in connection with the loan, which included a net prepayment fee of $9,747. Simultaneously, we partially paid down our non-recourse long-term debt with NXT by making a payment of $575,113. On September 30, 2015, Cenveo satisfied its obligations in connection with the loan by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income. As a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a payment of $3,455,535.

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

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligation by making a prepayment of $719,544, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Twelve and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan under U.S generally accepted accounting principles (“U.S. GAAP”) and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at LIBOR subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 (only a portion of which secures our loan) on the date the transaction occurred.

On November 13, 2014, we and Fund Twelve made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $3,000,000. The loan bore interest at 10.75% per year and was for a period of three years. The loan was secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties. On May 7, 2015, NARL made a partial prepayment on the loan of $206,818 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $1,574,215, which included a prepayment fee of $67,500. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2015, 2014 and 2013, we incurred or paid acquisition fees to our Investment Manager of $586,841, $922,917 and $1,550,049, respectively. Acquisition fees payable of $487,500 was included in due to Investment Manager and affiliates on our consolidated balance sheets as of December 31, 2015.

Subsequent Event

On January 8, 2016, a joint venture owned 15% by us acquired the Fugro Voyager for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. Upon delivery on January 8, 2016, the Fugro Voyager was bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the indirect subsidiary after year five. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with long-term debt will be reclassified in our consolidated balance sheets from other assets to long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments  – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

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

As of January 1, 2013, we made the following two significant, but related, changes to our derivatives valuation methodology: (1) changing from LIBOR-based discount factors to Overnight Index Swap (“OIS”) -based discount factors; and (2) changing from a traditional LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology is applied prospectively as a change in accounting estimate and is not material to our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2015 (“2015”) and 2014 (“2014”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,108,070	65%	$68,040,899	37%
Marine - dry bulk vessels	23,645,554	23%	49,964,886	27%
Petrochemical facility	4,772,088	5%	31,976,805	17%
Trailers	4,532,725	4%	4,778,738	3%
Platform supply vessels	3,500,490	3%	3,598,174	2%
Manufacturing equipment	-	-	9,957,724	6%
Printing equipment	-	-	6,582,292	4%
Energy equipment	-	-	2,939,164	2%
Aircraft parts	-	-	2,899,078	2%
	$104,558,927	100%	$180,737,760	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	72%	37%
Jurong Aromatics Corporation Pte. Ltd.	Petrochecmical facility	8%	25%
		80%	62%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2015 and 2014, the net carrying value of our finance leases related to Geden was $91,753,624 and $118,005,785, respectively. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. During 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. Subsequently, on a quarterly basis, we update our credit loss assessment by updating the key assumptions used in our undiscounted cash flows. As a result of the continuing decline in fair value of the vessels and charter rates, we have recorded additional credit losses based on these updated quarterly analyses. During the three months ended September 30, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, commencing with the quarterly assessment for the three months ended September 30, 2015, we also consider the current fair market value of the vessels to account for the possibility that we may take the vessels back from Geden prior to lease expiration or the current fair market value remains the same at lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated the recoverable amount of Geden’s obligations to us associated with the Amazing and the Fantastic and recorded additional credit losses based on the quarterly analyses. During 2015, we recorded an aggregate credit loss of $24,160,583 related to the Amazing and the Fantastic. As of December 31, 2015 and 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals on hand.

Finance income recognized on the leases related to Geden for 2015 and 2014 was $8,792,671 and $4,901,941 respectively. The increase in finance income recognized in 2015 was related to the lease for the Center as a result of increased cash receipts in 2015 as compared to 2014. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in 2015 related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired during the three months ended December 31, 2014. Accordingly, all cash receipts during 2015 related to the Amazing and the Fantastic were applied to minimum rents receivable (see “Significant Transactions” above).

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $2,899,078. The loan was considered impaired during the three months ended December 31, 2014. During 2015, we recognized an additional credit loss of $2,092,154 prior to the sale of our interest in the loan to GB for $806,924 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized in 2015. Finance income recognized on the loan prior to recording the credit loss was $591,081 in 2014 (see “Significant Transactions” above).

As of December 31, 2015 and 2014, our net investment in note receivable related to JAC was $4,772,088 and $31,976,805, respectively. During the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Accordingly, we recognized a credit loss of $15,921,795 and placed the loan on non-accrual status. On September 28, 2015, JAC entered receivership. As a result, we reassessed our collectability of the loan and recognized an additional credit loss of $7,927,576 during the three months ended September 30, 2015. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational.  Based upon these factors, our Investment Manager believes that our ultimate collectability of the loan may result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. No finance income was recognized since the date the loan was considered impaired during the three months ended June 30, 2015. During 2015 and 2014, we recognized finance income of $984,108 and $3,355,697, respectively (see “Significant Transactions” above).

As of December 31, 2015, the net carrying value of our impaired loan related to Western Drilling was $0. As of December 31, 2014, the remaining loan balance of $3,805,935 was fully reserved subsequent to the application of cash proceeds from the sale of the collateral in May 2014. On March 18, 2015, we entered into a settlement and mutual release with the estate of Western Drilling’s guarantor to settle our claims against the guarantor for $37,860. On April 29, 2015, we received the settlement amount and wrote off the fully reserved loan at such time. Finance income recognized on the loan related to Western Drilling for each of 2015 and 2014 was $0 (see “Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$106,074,620	97%	$114,864,691	94%
Packaging equipment	2,720,919	3%	3,220,856	2%
Motor coaches	-	-	4,665,392	4%
	$108,795,539	100%	$122,750,939	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2015 and 2014, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
AET Inc. Limited	Marine - crude oil tankers	88%	88%

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$12,202,464	$13,409,240	$(1,206,776)
Rental income	21,413,319	24,003,996	(2,590,677)
Income from investment in joint ventures	2,474,158	1,145,516	1,328,642
Gain on sale of assets, net	15,314	2,266,237	(2,250,923)
Gain on litigation	150,000	-	150,000
Other income	13,315	45,042	(31,727)
Total revenue and other income	$36,268,570	$40,870,031	$(4,601,461)

Total revenue and other income for 2015 decreased $4,601,461, or 11.3%, as compared to 2014. The decrease was primarily due to (i) a decrease in rental income primarily as a result of the expiration of two operating leases related to the Eagle Otome and the Eagle Subaru during 2014, (ii) a gain on sale of assets during 2014 related to the sale of the Eagle Otome and the Eagle Subaru compared to a smaller gain on sale of assets during 2015 related to the sale of assets previously on lease to CAM Leasing and (iii) a decrease in finance income primarily as a result of minimal finance income recognized during 2015 on our impaired assets related to JAC, the Amazing, the Fantastic and VAS and the sale of our interest in and the prepayment of several notes receivable during or subsequent to 2014, partially offset by an increase in finance income related to the Center in 2015 that was recognized on a cash basis. The decrease in total revenue and other income was partially offset by an increase in income from investment in joint ventures primarily as a result of a net loss recorded by a joint venture in 2014 due to an impairment recognized on the equipment previously on lease to Go Frac as compared to a gain recorded by such joint venture in 2015 due to distributions paid from proceeds from the sale of such equipment.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Management fees	$2,033,788	$2,478,049	$(444,261)
Administrative expense reimbursements	1,597,312	1,675,514	(78,202)
General and administrative	2,385,601	2,607,943	(222,342)
Credit loss	54,836,335	15,412,805	39,423,530
Depreciation	9,945,714	11,678,140	(1,732,426)
Interest	6,774,484	8,894,664	(2,120,180)
Loss on derivative financial instruments	1,422,647	2,344,725	(922,078)
Total expenses	$78,995,881	$45,091,840	$33,904,041

Total expenses for 2015 increased $33,904,041, or 75.2%, as compared to 2014. The increase in total expenses was primarily due to higher credit losses recorded in 2015 related to JAC, the Amazing, the Fantastic and VAS as compared to lower credit losses recorded in 2014 related to the Amazing, the Fantastic, VAS and Western Drilling. The increase was partially offset by decreases in interest expense and depreciation primarily due to the sale of the Eagle Otome and the Eagle Subaru during 2014 and the use of such sale proceeds to repay the related non-recourse long-term debt, as well as a decrease in loss on derivative financial instruments due to less unfavorable movements in interest rates on our non-designated interest rate swaps.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $7,995,589, from a net income of $2,329,316 in 2014 to a net loss of $5,666,273 in 2015. The net loss attributable to noncontrolling interests during 2015 was due to the credit loss recorded on our consolidated joint venture related to JAC, a portion of which was allocated to the noncontrolling interest holder.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for 2015 and 2014 was $37,061,038 and $6,551,125, respectively. Net loss attributable to us per weighted average Interest outstanding for 2015 and 2014 was $141.79 and $25.06, respectively.

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

 During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014	2013
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	37%	42%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	25%	15%
Ocean Navigation 5 Co. Ltd. and Ocean Navigation 6 Co. Ltd.	Marine - crude oil tankers	1%	10%
		63%	67%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014 and 2013, the net carrying value of our finance leases related to Geden was $118,005,785 and $130,731,079, respectively. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. During 2014, we recorded a credit loss reserve of $12,646,486 related to the leases for the Amazing and the Fantastic as our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration. As of December 31, 2014, no credit loss reserve was deemed necessary related to the lease for the Center due to the current fixed employment of the vessel and prevailing market conditions. Finance income recognized on the leases related to Geden for 2014 and 2013 was $4,901,941 and $8,176,928, respectively. This decrease was due to the leases being placed on a non-accrual status during the three months ended June 30, 2013 and subsequently, finance income was recognized only to the extent cash was received.

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $2,899,078. The loan was considered impaired during the three months ended December 31, 2014. No finance income was recognized since the date the loan was impaired during 2014. We recognized $591,081 and $770,548 of finance income related to VAS during 2014 and 2013, respectively. As of December 31, 2013, the net carrying value of the loan related to VAS was $5,063,617.

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

As of December 31, 2013, we fully reserved Kanza’s remaining loan balance of $2,958,795. During 2014, our Investment Manager evaluated the collectability of the judgment against Kanza and its guarantors and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. No finance income was recognized on the impaired loan related to Kanza during 2014 and 2013.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$114,864,691	94%	$136,804,707	93%
Motor coaches	4,665,392	4%	5,918,821	4%
Packaging equipment	3,220,856	2%	3,847,166	3%
	$122,750,939	100%	$146,570,694	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2014 and 2013, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014	2013
AET Inc. Limited	Marine - crude oil tankers	88%	89%

Revenue and other income for 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Finance income	$13,409,240	$19,694,870	$(6,285,630)
Rental income	24,003,996	28,846,398	(4,842,402)
Income from investment in joint ventures	1,145,516	1,393,023	(247,507)
Gain on sale of assets, net	2,266,237	-	2,266,237
Other income	45,042	299,600	(254,558)
Total revenue and other income	$40,870,031	$50,233,891	$(9,363,860)

Total revenue and other income for 2014 decreased $9,363,860, or 18.6%, as compared to 2013. The decrease in finance income was primarily a result of the finance leases with Geden and the note receivable with Western Drilling being placed on non-accrual status and the sale of our interest in the loans with Ocean Navigation. During 2014 and 2013, several other financing receivables were repaid or matured and the related impact of reduced finance income was partially offset by increased finance income generated by new financing receivables we entered into during 2014 and 2013. The decrease in rental income was primarily the result of the expiration of two operating leases related to the Eagle Otome and the Eagle Subaru subsequent to 2013. These decreases were partially offset by a gain on sale of assets related to the sale of the Eagle Otome and the Eagle Subaru during 2014.

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

Total expenses for 2014 increased $10,225,977, or 29.3%, as compared to 2013. The increase in credit loss for 2014 was primarily related to two finance leases with Geden and the notes receivable with VAS and Western Drilling. The credit loss for 2013 was primarily related to the note receivable with Western Drilling. Due to the continued decline in charter rates associated with supramax bulk carrier vessels, our Investment Manager believes that Geden may be unable to fully satisfy its remaining lease payment and purchase obligations and therefore, we recorded a credit loss of $12,646,486 related to the Amazing and the Fantastic during 2014. Due to VAS’s failure to meet its payment obligations, a credit loss of $1,904,188 was recorded during 2014 based on the estimated value of the recoverable collateral. Due to Western Drilling’s failure to meet its payment obligations, the loan was placed on a non-accrual status and a credit loss of $3,412,087 was recorded during 2013 based on the estimated value of the recoverable collateral. In 2014, we recorded an additional credit loss related to Western Drilling for the shortfall of the loan balance not covered by proceeds from the sale of the collateral. The increase in loss (gain) on derivative financial instruments was a result of the change from a gain on derivative financial instruments during 2013 to a loss during 2014 due to unfavorable movements in interest rates on our non-designated interest rate swaps. These increases were partially offset by a decrease in (i) depreciation expense due to the Eagle Otome and the Eagle Subaru being classified as assets held for sale as of March 31, 2014 and subsequently sold in 2014, (ii) interest expense as a result of repayments made on our long-term debt and (iii)  administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

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

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for 2014 and 2013 was $(6,551,125) and $12,947,701, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for 2014 and 2013 was $(25.06) and $49.53, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $93,276,780, from $347,803,899 at December 31, 2014 to $254,527,119 at December 31, 2015. The decrease was primarily due to (i) credit losses recorded on net investment in finance leases and notes receivable during 2015, (ii) repayments on certain long-term debt, (iii) distributions paid to our partners and (iv) depreciation on our leased equipment at cost. The decrease was partially offset by operating income recognized on our investments during 2015.

Total Liabilities

Total liabilities decreased $29,765,604, from $172,590,142 at December 31, 2014 to $142,824,538 at December 31, 2015. The decrease was primarily due to repayments on (i) the Sub Debt related to the Eagle Vermont and the Eagle Virginia as a result of the release of previously restricted cash pursuant to the Senior Debt agreement related to such vessels, (ii) our debt obligations to NXT as a result of the prepayment by Cenveo in 2015 and (iii) our debt obligations related to the Center.

Equity

Equity decreased $63,511,176, from $175,213,757 at December 31, 2014 to $111,702,581 at December 31, 2015. The decrease was primarily the result of distributions paid to our partners and our net loss in 2015.

Liquidity and Capital Resources

Summary

At December 31, 2015 and 2014, we had cash and cash equivalents of $9,281,044 and $12,553,252, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2015, the cash reserve was $1,288,235. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our operating period is expected to end on May 18, 2016, at which time we will commence our liquidation period. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At December 31, 2015, we had $3,247,134 available under a revolving line of credit pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 8 to our consolidated financial statements.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$21,947,701	$20,165,665	$26,708,171
Investing activities	21,884,561	36,181,914	536,229
Financing activities	(47,104,470)	(53,320,952)	(36,437,292)
Net (decrease) increase in cash and cash equivalents	$(3,272,208)	$3,026,627	$(9,192,892)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

 Cash provided by operating activities increased $1,782,036, from $20,165,665 in 2014 to $21,947,701 in 2015. The increase primarily related to (i) higher rental payments received in 2015 as compared to 2014, (ii) the timing of payments made on our current liabilities during 2015 as compared to 2014, (iii) an increase in distributions from our joint ventures due to higher income generated by such investments and (iv) an increase in the amount of restricted cash released during 2015 as compared to 2014 as a result of curing our non-compliance with certain financial covenants on our non-recourse long-term debt. The increase was partially offset by the timing of receipts of other receivables and payments on our related party balances.

Investing Activities

Cash provided by investing activities decreased $14,297,353, from $36,181,914 in 2014 to $21,884,561 in 2015.  The decrease was primarily due to a decrease in principal received on notes receivable due to the prepayment of several notes receivable during 2014 and a decrease in proceeds from the sale of leased equipment in 2015 as compared to 2014, partially offset by a decrease in cash used to invest in notes receivable and joint ventures in 2015 as compared to 2014.

Financing Activities

Cash used in financing activities decreased $6,216,482, from $53,320,952 in 2014 to $47,104,470 in 2015.  The decrease was a result of a drawdown on our revolving line of credit in 2015 and higher repayments of our long-term debt during 2014 as compared to 2015 primarily related to the Eagle Otome and the Eagle Subaru.

Financings and Borrowings

Long-Term Debt

As of December 31, 2015, our long-term debt obligations of $122,225,418 primarily consisted of non-recourse and recourse long-term debt of $118,725,418 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall we were guaranteeing was an aggregate of $3,500,000. As of December 31, 2014, we had non-recourse long-term debt obligations of $152,903,523. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden. As of December 31, 2014, the total carrying value of assets subject to long-term debt was $239,452,768, of which $118,005,785 was related to non-performing assets associated with Geden.

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

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of $5,682,978. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the Eagle Vermont and the Eagle Virginia. On March 31, July 1, September 29, and December 29, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest in an aggregate amount of $5,632,821, $1,430,000, $1,500,000 and $1,550,000, respectively, related to the Sub Debt. As of December 31, 2015 and 2014, the Sub Debt balance was $1,985,726 and $11,319,371, respectively. At December 31, 2015 and 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of December 31, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. During the three months ended September 30, 2015, we cured our technical default under the Senior Debt loan agreement. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants.  The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall (as discussed above) and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic. We are currently in the process of negotiating an amendment with the lender to cure such non-compliance. The lender has reserved, but not exercised, its rights under the loan agreement.

We restructured the non-recourse long-term debt associated with the Center on March 19, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. On June 22, September 21, and December 31, 2015, we made partial prepayments on the non-recourse long-term debt associated with the Center of $1,400,000, $2,570,000 and $460,000, respectively.

As a result of the partial prepayment by Cenveo, on July 7, 2014, we partially paid down our non-recourse long-term debt with NXT that was secured by our interest in the loan to and collateral from Cenveo by making a prepayment of $575,113. On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $3,455,535.

As of December 31, 2015, we were in compliance with all covenants related to our long-term debt, except for the debt associated with the Amazing and the Fantastic as discussed above.

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017 and the amount available under the Facility was revised to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2015 and 2014, we had $4,500,000 and $0, respectively, outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2015, we had $3,247,134 available under the Facility pursuant to the borrowing base.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions to our limited partners in the amount of $20,700,921, $20,701,136 and $20,705,645 in 2015, 2014 and 2013, respectively.  We paid distributions to our General Partner in the amount of $209,100, $209,102 and $209,148 in 2015, 2014 and 2013, respectively. We paid distributions to our noncontrolling interests in the amount of $24,751, $53,400 and $99,241 in 2015, 2014 and 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had $4,500,000 of borrowings under the Facility at December 31, 2015.

At December 31, 2015, we had long-term debt and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2015, our outstanding non-recourse long-term indebtedness and seller’s credit totaled $130,990,613.

Principal and interest maturities of our debt, related interest and seller’s credit consisted of the following at December 31, 2015:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$122,225,418	$45,305,550	$40,954,850	$17,099,646	$18,865,372
Long-term debt interest and interest rate swap	17,460,016	6,140,513	7,198,549	3,810,703	310,251
payments*
Seller's credit	9,000,000	9,000,000	-	-	-
	$148,685,434	$60,446,063	$48,153,399	$20,910,349	$19,175,623

*These amounts contain (1) future interest payments on long-term debt that reflect the applicable fixed or variable rate in effect at December 31, 2015 and (2) future cash flows on interest rate swaps that reflect interest rates in effect at December 31, 2015. The cash flows on the long-term debt and the future cash flows on interest rate swaps, individually, will differ, perhaps significantly, based on applicable market interest rates during their remaining terms. However, since the purpose of our interest rate swaps is to fix the interest payments, when aggregated as in the above table, such amounts are not expected to significantly differ during their remaining terms.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2015, we had restricted cash of $3,150,000.

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

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be affected.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate long-term debt and seller’s credit. As of December 31, 2015, the principal balance on our fixed-rate notes receivable was $15,191,269. As of December 31, 2015, the principal balance on our fixed-rate long-term debt was $1,985,726. As of December 31, 2015, the principal balance on our seller’s credit was $8,765,195, which is classified in accrued expenses and other liabilities on our consolidated balance sheets.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the discount rates that we believe our outstanding fixed-rate notes receivable, fixed-rate long-term debt and seller’s credit would warrant as of December 31, 2015 and are indicative of the interest rate environment as of December 31, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our principal balance on the fixed-rate notes receivable, fixed-rate long-term debt and seller’s credit was $10,193,798, $1,983,600 and $8,824,429, respectively, as of December 31, 2015.

We currently have six outstanding notes payable, which constitute our long-term debt obligations. The interest rates for the long-term debt obligations are either (i) variable interest rate, (ii) fixed interest rate, or (iii) variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our objectives in using interest rate swaps are to add stability to interest expense and to manage our exposure to interest rate movement on our variable long-term debt. As of December 31, 2015, we had three interest rate swaps for certain variable long-term debt obligations. While we seek to mitigate interest rate risk by entering into hedging arrangements with counterparties, it is possible that our hedging transactions, which are intended to limit losses, may not be effective. In addition, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties. Based on this assessment, we believe that the risk of counterparty non-performance is minimal. As of December 31, 2015, we also had variable long-term debt with no hedging arrangement. To the extent interest rates fluctuate significantly, our interest expense will fluctuate accordingly.

As of December 31, 2015, we had three interest rate swaps that are non-designated with an aggregate notional balance of $97,070,000 that are not speculative and are used only to mitigate our exposure to interest rate fluctuations.  While the interest rate swap contracts effectively limit the risks related to interest rate fluctuations, the contracts are reported at fair value each reporting period with the resulting changes being recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.  A hypothetical increase of 1% in interest rates would increase the fair value of these contracts by approximately $2,154,000 whereas a hypothetical decrease of 1% in interest rates would decrease the fair value of these contracts by approximately $2,274,000.

With respect to the Facility, which is subject to a variable interest rate, we have $4,500,000 outstanding as of December 31, 2015.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 30, 2016

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets

Cash and cash equivalents	$9,281,044	$12,553,252
Restricted cash	3,150,000	7,317,126
Net investment in finance leases	91,753,624	118,005,785
Leased equipment at cost (less accumulated depreciation
of $45,640,228 and $41,069,511, respectively)	108,795,539	122,750,939
Net investment in notes receivable	12,805,303	62,731,975
Note receivable from joint venture	2,614,691	2,609,209
Investment in joint ventures	24,048,141	18,739,125
Other assets	2,078,777	3,096,488
Total assets	$254,527,119	$347,803,899
Liabilities and Equity
Liabilities:
Long-term debt	$122,225,418	$152,903,523
Derivative financial instruments	4,005,922	5,379,474
Deferred revenue	1,617,210	2,365,892
Due to General Partner and affiliates, net	903,809	826,285
Revolving line of credit, recourse	4,500,000	-
Accrued expenses and other liabilities	9,572,179	11,114,968
Total liabilities	142,824,538	172,590,142

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	101,901,791	159,293,140
General Partner	(1,293,508)	(713,798)
Total partners' equity	100,608,283	158,579,342
Noncontrolling interests	11,094,298	16,634,415
Total equity	111,702,581	175,213,757
Total liabilities and equity	$254,527,119	$347,803,899

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenue and other income:
Finance income	$12,202,464	$13,409,240	$19,694,870
Rental income	21,413,319	24,003,996	28,846,398
Income from investment in joint ventures	2,474,158	1,145,516	1,393,023
Gain on sale of assets, net	15,314	2,266,237	-
Gain on litigation	150,000	-	-
Other income	13,315	45,042	299,600
Total revenue and other income	36,268,570	40,870,031	50,233,891
Expenses:
Management fees	2,033,788	2,478,049	1,908,614
Administrative expense reimbursements	1,597,312	1,675,514	2,393,312
General and administrative	2,385,601	2,607,943	2,693,471
Credit loss	54,836,335	15,412,805	3,430,882
Depreciation	9,945,714	11,678,140	15,369,952
Interest	6,774,484	8,894,664	10,591,319
Loss (gain) on derivative financial instruments	1,422,647	2,344,725	(1,521,687)
Total expenses	78,995,881	45,091,840	34,865,863
Net (loss) income	(42,727,311)	(4,221,809)	15,368,028
Less: net (loss) income attributable to noncontrolling interests	(5,666,273)	2,329,316	2,420,327
Net (loss) income attributable to Fund Fourteen	$(37,061,038)	$(6,551,125)	$12,947,701

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(36,690,428)	$(6,485,614)	$12,818,224
General Partner	(370,610)	(65,511)	129,477
	$(37,061,038)	$(6,551,125)	$12,947,701

Weighted average number of limited partnership interests outstanding	258,761	258,764	258,812
Net (loss) income attributable to Fund Fourteen per weighted average limited
partnership interest outstanding	$(141.79)	$(25.06)	$49.53

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership	Limited	General	Total Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2012	258,827	$194,412,829	$(359,514)	$194,053,315	$12,015,707	$206,069,022

Net income	-	12,818,224	129,477	12,947,701	2,420,327	15,368,028
Repurchase of limited partnership
interests	(55)	(38,340)	-	(38,340)	-	(38,340)
Distributions	-	(20,705,645)	(209,148)	(20,914,793)	(99,241)	(21,014,034)
Balance, December 31, 2013	258,772	186,487,068	(439,185)	186,047,883	14,336,793	200,384,676

Net (loss) income	-	(6,485,614)	(65,511)	(6,551,125)	2,329,316	(4,221,809)
Repurchase of limited partnership
interests	(11)	(7,178)	-	(7,178)	-	(7,178)
Distributions	-	(20,701,136)	(209,102)	(20,910,238)	(53,400)	(20,963,638)
Investment by noncontrolling interests	-	-	-	-	21,706	21,706
Balance, December 31, 2014	258,761	159,293,140	(713,798)	158,579,342	16,634,415	175,213,757

Net loss	-	(36,690,428)	(370,610)	(37,061,038)	(5,666,273)	(42,727,311)
Distributions	-	(20,700,921)	(209,100)	(20,910,021)	(24,751)	(20,934,772)
Investment by noncontrolling interests	-	-	-	-	150,907	150,907
Balance, December 31, 2015	258,761	$101,901,791	$(1,293,508)	$100,608,283	$11,094,298	$111,702,581

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(42,727,311)	$(4,221,809)	$15,368,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income, net of costs and fees	567,052	(2,977,149)	(1,468,870)
Income from investment in joint ventures	(2,209,330)	(1,145,516)	(1,393,023)
Net gain on sale of assets	(15,314)	(2,266,237)	-
Depreciation	9,945,714	11,678,140	15,369,952
Credit loss	54,836,335	15,412,805	3,430,882
Interest expense from amortization of debt financing costs	693,413	403,207	858,340
Interest expense, other	449,003	426,000	407,403
Paid-in-kind interest	(1,769,429)	-	-
Gain on derivative financial instruments	(1,373,552)	(855,915)	(5,120,897)
Changes in operating assets and liabilities:
Restricted cash	4,167,126	3,543,838	(4,022,358)
Other assets, net	324,298	3,279,087	(780,503)
Accrued expenses and other liabilities	(1,991,792)	(3,870,677)	2,623,356
Deferred revenue	(748,682)	(862,071)	(142,253)
Due to General Partner and affiliates	(267,476)	303,642	494,026
Distributions from joint ventures	2,067,646	1,318,320	1,084,088
Net cash provided by operating activities	21,947,701	20,165,665	26,708,171
Cash flows from investing activities:
Proceeds from sale of equipment	4,025,000	16,599,540	641,942
Principal received on finance leases	2,158,751	835,975	5,334,418
Investment in joint ventures	(7,098,579)	(9,142,768)	(7,977,988)
Distributions received from joint ventures in excess of profits	2,418,747	911,615	3,174,402
Investment in notes receivable	-	(10,046,538)	(16,640,437)
Principal and sale proceeds received on notes receivable	20,380,642	37,024,090	16,003,892
Net cash provided by investing activities	21,884,561	36,181,914	536,229
Cash flows from financing activities:
Proceeds from long-term debt	-	-	5,850,000
Repayment of long-term debt	(30,678,105)	(32,371,842)	(21,234,918)
Proceeds from revolving line of credit, recourse	4,500,000	-	10,500,000
Repayment of revolving line of credit, recourse	-	-	(10,500,000)
Investment by noncontrolling interests	8,407	21,706	-
Distributions to noncontrolling interests	(24,751)	(53,400)	(99,241)
Distributions to partners	(20,910,021)	(20,910,238)	(20,914,793)
Repurchase of limited partnership interests	-	(7,178)	(38,340)
Net cash used in financing activities	(47,104,470)	(53,320,952)	(36,437,292)
Net (decrease) increase in cash and cash equivalents	(3,272,208)	3,026,627	(9,192,892)
Cash and cash equivalents, beginning of year	12,553,252	9,526,625	18,719,517
Cash and cash equivalents, end of year	$9,281,044	$12,553,252	$9,526,625

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,240,196	$9,005,223	$10,086,182
Supplemental disclosure of non-cash financing and investing activities:
Balance due to noncontrolling interest deemed contribution	$142,500	$-	$-
Acquisition fee payable to Investment Manager	$487,500	$-	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

We are currently in our operating period, which commenced on May 19, 2011. Our operating period is expected to end on May 18, 2016, at which time we will commence our liquidation period. With the proceeds from the sale of limited partnership interests (“Interests”), we invested and continue to invest in a diverse pool of Capital Assets and established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000. During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, we paid the following fees in connection with the offering of our Interests: (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to CĪON Securities, LLC, formerly known as ICON Securities, LLC, an affiliate of our General Partner and the dealer-manager of our offering (“CĪON Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partners’ equity.

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

December 31, 2015

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

We report noncontrolling interests as a separate component of consolidated equity and net (loss) income attributable to noncontrolling interests is included in consolidated net (loss) income. The attribution of net (loss) income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2013, the predominant cash inflows into restricted cash were related to rental income receipts associated with our leasing operations and the use of this cash was previously restricted pursuant to a provision in the senior non-recourse long-term debt agreement. For the years ended December 31, 2014 and 2015, the predominant cash outflows from restricted cash were related to the release of previously restricted cash to pay down certain non-recourse long-term debt. As a result, changes in restricted cash were classified within net cash provided by operating activities for all years.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 5 to 10 years, to the asset’s residual value.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

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

December 31, 2015

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

As of January 1, 2013, we made the following two significant, but related, changes to our derivatives valuation methodology: (1) changing from the London Interbank Offered Rate (“LIBOR”) -based discount factors to Overnight Index Swap (“OIS”) -based discount factors; and (2) changing from a LIBOR swap curve to a dual-curve including both the LIBOR swap curve and the OIS curve. We made the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants.  The change in valuation methodology is

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

applied prospectively as a change in accounting estimate and is not material to our consolidated financial statements.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement  – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

December 31, 2015

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with long-term debt will be reclassified in our consolidated balance sheets from other assets to long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments  – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(3)       Net Investment in Notes Receivable

As of December 31, 2015 and 2014, we had net investment in notes receivable on non-accrual status of $4,772,088 and $2,899,078, respectively.

As of December 31, 2015, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the loan agreement. Interest on the ICON Loan (as defined elsewhere in this Note 3) is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility (as defined elsewhere in this Note 3) and expects that payments to us will recommence in the near future. As of December 31, 2014, there was no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2015	2014
Principal outstanding(1)	$39,592,502	$65,959,899
Initial direct costs	2,627,650	3,397,823
Deferred fees	(793,391)	(923,855)
Credit loss reserve(2)	(28,621,458)	(5,701,892)
Net investment in notes receivable(3)	$12,805,303	$62,731,975

(1) As of December 31, 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below). As of December 31, 2014, total principal outstanding related to our impaired loans was $8,600,970, of which $4,795,035 was related to VAS (defined below) and $3,805,935 was related to Western Drilling (defined below).

(2) As of December 31, 2015, the credit loss reserve of $28,621,458 was related to JAC. As of December 31, 2014, the credit loss reserve was $5,701,892, of which $1,895,957 was related to VAS and $3,805,935 was related to Western Drilling.

(3) As of December 31, 2015 and 2014, net investment in notes receivable related to our impaired loans was $4,772,088 and $2,899,078, respectively.

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

December 31, 2015

against the guarantor for $37,860. On April 29, 2015, we received the settlement amount and wrote off the fully reserved loan as of June 30, 2015.

On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% to 15% per year and matures in January 2021. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

        During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and no finance income was recognized.

During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the loan. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC prior to recording our initial credit loss.  During the three months ended September 30, 2015, we recognized a credit loss of $7,927,576, which our Investment Manager believed was the most likely outcome derived from its reassessment. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Investment Manager believes that our ultimate collectability of the loan may result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believes is the most likely

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

outcome derived from its reassessment as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if our ultimate collectability of the loan results in less of a recovery from our current estimate. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $984,108, $3,355,697 and $2,963,813, respectively, prior to the loan being placed on non-accrual status. As of December 31, 2015 and 2014, our net investment in note receivable related to JAC was $4,772,088 and $31,976,805, respectively.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets.
During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $591,081 and $770,548 for the years ended December 31, 2014 and 2013, respectively.

On September 10, 2012, we made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $10,198,899, comprised of all outstanding principal, accrued interest and a prepayment fee of $296,960. As a result, we recognized additional finance income of $123,006.

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On July 7, 2014, Cenveo made a partial prepayment of $909,747 in connection with the loan, which included a net prepayment fee of $9,747. On September 30, 2015, Cenveo satisfied its obligations in connection with the loan by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, Fund Twelve and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

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

On November 13, 2014, we and Fund Twelve made secured term loans in the aggregate amount of $15,000,000 to NARL Marketing Inc. and certain of its affiliates (collectively, “NARL”) as a part of a $30,000,000 senior secured term loan credit facility, of which our commitment was $3,000,000. The loan bore interest at 10.75% per year and was for a period of three years. The loan was secured by a first priority security interest in all of NARL’s existing and thereafter acquired assets including, but not limited to, its retail and wholesale fuel equipment, including pumps and storage tanks, and a mortgage on certain real properties. On May 7, 2015, NARL made a partial prepayment on the loan of $206,818 pursuant to the excess cash sweep provision of the loan agreement. On July 15, 2015, NARL made a voluntary partial prepayment on the loan of $1,574,215, which included a prepayment fee of $67,500. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

Credit loss allowance activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2012	$2,940,000
Provisions	2,962,599
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013	$5,902,599
Provisions	2,758,088
Write-offs, net of recoveries	(2,958,795)
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	30,675,752
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of December 31, 2015	$28,621,458

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(4)       Net Investment in Finance Leases

As of December 31, 2015 and 2014, we had net investment in finance leases on non-accrual status of $91,753,624 and $118,005,785, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2015	2014
Minimum rents receivable (1)	$156,434,921	$167,319,170
Initial direct costs	880,958	1,262,792
Unearned income	(28,755,186)	(37,929,691)
	128,560,693	130,652,271
Credit loss reserve (2)	(36,807,069)	(12,646,486)
Net investment in finance leases	$91,753,624	$118,005,785

(1) As of December 31, 2015 and 2014, the total minimum rents receivable related to our impaired finance leases of $82,241,851 and $84,400,600, respectively, was related to the Amazing and the Fantastic (discussed below).

(2) As of December 31, 2015 and 2014, the credit loss reserve of $36,807,069 and $12,646,486, respectively, was related to the Amazing and the Fantastic.

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

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013. As of December 31, 2013, our Investment Manager assessed the collectability of the lease payments due from Geden over the remaining terms of the leases as well as Geden’s ability to satisfy its purchase obligations at the expiration of the leases. As part of this assessment, our Investment Manager also considered the expected fair value of the vessels at the expiration of the leases. Our Investment Manager determined that Geden would be able to satisfy its lease payment obligations during the remaining terms of the leases and estimated that the future fair values of the vessels, based on estimated future charter rates, should approximate or exceed the purchase obligation prices at the expiration of the leases. As a result, our Investment Manager concluded that no credit loss reserve was required for the year ended December 31, 2013.  Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

As a result, our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we update our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms.  We also consider the actual lease payments received for the Amazing and the Fantastic for each reporting period. As a result of the continuing decline in fair value of the vessels and charter rates, we have recorded additional credit losses based on these updated quarterly analyses.

During the three months ended September 30, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, commencing with the quarterly assessment for the three months ended September 30, 2015, we also consider the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration or the current fair market value remains the same at lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the current fair market values, we estimated the recoverable amount of Geden’s obligations to us associated with the Amazing and the Fantastic and recorded additional credit losses based on the quarterly analyses. For the year ended December 31, 2015, we recorded an aggregate credit loss of $24,160,583 related to the Amazing and the Fantastic. While our Investment Manager believes that vessel values and charter rates are at historical lows, to the extent they continue to decline in the future or actual collectability is less than what we estimated, an additional credit loss reserve may be recorded. We accounted for the leases on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the leases were considered impaired as of December 31, 2014. Subsequently, as collectability of remaining lease payment obligations is in doubt, finance income will only be recognized to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $0, $2,041,752 and $3,996,587, respectively (of which $0, $2,190,250 and $2,360,374 was recognized on a cash basis, respectively), related to the Amazing and the Fantastic. As of December 31, 2015 and 2014, our net investment in finance leases totaling $23,645,554 and $49,964,886, respectively, was related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager has assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 and 2014 due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals on hand. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which have increased since December 31, 2013, and the expected fair value of the vessel at lease expiration should the purchase obligation not be satisfied. We continue to account for the lease on a non-accrual basis and finance income is recognized on a cash basis. For the years ended December 31, 2015, 2014 and 2013, we recognized finance income of $8,792,671, $2,860,189 and $4,180,341, respectively (of which $8,725,500, $2,790,500 and $2,545,643 was recognized on a cash basis, respectively), related to the Center. As of December 31, 2015 and 2014, our net investment in finance leases totaling $68,108,070 and $68,040,899, respectively, was related to the Center.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at December 31, 2015:

Years Ending December 31,
2016	$106,063,921
2017	50,371,000
2018	-
2019	-
2020	-
$156,434,921

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2015	2014
Packaging equipment	$6,535,061	$6,535,061
Motor coaches	-	9,384,683
Marine - crude oil tankers	147,900,706	147,900,706
Leased equipment at cost	154,435,767	163,820,450
Less: accumulated depreciation	45,640,228	41,069,511
Leased equipment at cost, less accumulated depreciation	$108,795,539	$122,750,939

Depreciation expense was $9,945,714, $11,678,140 and $15,369,952 for the years ended December 31, 2015, 2014 and 2013, respectively.

Motor Coaches

On March 9, 2010, we purchased eleven 2010 MCI J4500 motor coach buses for $4,502,715 and simultaneously leased the buses to Dillon's Bus Service, Inc. (“DBS”).  On May 13, 2010, we purchased fifteen additional 2010 MCI J4500 motor coach buses for $5,865,450 and simultaneously leased the buses to Lakefront Lines, Inc. (“Lakefront”).  The leases were for a period of 60 months commencing on June 1, 2010. On January 3, 2012, DBS, Lakefront and their parent company, Coach Am Group Holdings Corp., commenced a voluntary Chapter 11 proceeding in U.S. Bankruptcy Court, subsequent to which DBS and Lakefront made all of their lease payments. On July 20, 2012, Lakefront and DBS assigned their respective interests in the leases to 24 of 26 motor coaches to CAM Leasing, LLC (“CAM Leasing”). On October 19, 2012, the remaining two motor coaches were sold for $551,337 with no material gain or loss recognized as a result of the sales. On September 2, 2014, due to damage to one motor coach bus on lease, we received $230,599 based on the stipulated loss value of the bus pursuant to the lease agreement and a gain of $36,339 was recognized.

In August 2015, upon expiration of the leases with CAM Leasing, we sold the remaining 23 motor coach buses to a third-party purchaser for an aggregate price of $4,025,000. No significant gain or loss was recorded as a result of these sales. Pursuant to the lease agreement, CAM Leasing was required to pay a remarketing fee totaling $477,362 upon termination of the leases and the return of the motor coach buses, which was recognized as additional rental income on our consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

Marine Vessels

On March 29, 2011, we and Fund Twelve entered into a joint venture owned 75% by us and 25% by Fund Twelve for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs” and collectively with the aframax tankers, the “AET Vessels”). The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, the joint venture sold the two aframax tankers to third-party purchasers for an aggregate price of $14,821,980. As a result, the joint venture recognized an aggregate gain on sale of assets of $2,229,932.

Packaging Equipment

We own packaging and printing equipment that is subject to leases with Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”). On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended twice for a total of 18 months since the original expiration dates.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$19,775,224
2017	19,516,934
2018	19,492,737
2019	18,855,170
2020	18,906,828
Thereafter	3,047,822
$99,594,715

(6)       Investment in Joint Ventures

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel's delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management, LLC for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2015, the joint venture recorded a note payable to us and Fund Fifteen of $2,614,691 and $3,922,035, respectively. As of December 31, 2014, the joint venture recorded a note payable to us and Fund Fifteen of $2,609,209 and $3,913,814, respectively. The note bears interest at 15.5% per year and matures on June 4, 2019.  The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets.

On December 20, 2012, a joint venture owned 20% by us and 80% by Fund Fifteen purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. Our contribution to the joint venture was $4,690,802.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

On February 15, 2013, a joint venture owned 38% by us, 58% by Fund Fifteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for $11,803,985. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, which was scheduled to expire on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for $165,382, which was leased to Go Frac for a period of 45 months and was scheduled to expire on April 30, 2017. Our total contribution to the joint venture was $3,605,911. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bore interest at a fixed rate of 6.0% and was scheduled to mature on April 30, 2017.

During the three months ended December 31, 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations to the joint venture in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the three months ended December 31, 2014, the joint venture recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale and the joint venture recognized an additional impairment charge to write down the equipment to its estimated fair value less cost to sell. We were not allocated any impairment loss during the three months ended March 31, 2015 as our investment in the joint venture was reduced to zero as of December 31, 2014. On May 14, 2015, the equipment was sold at an auction for $5,542,000. After deducting selling costs of $538,786, the joint venture recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and the joint venture’s repossession and ultimate sale of the equipment, the joint venture recognized additional rental income of $2,638,850, primarily due to the extinguishment of the joint venture’s obligation to return a security deposit to Go Frac pursuant to the terms of the lease. Income generated by the joint venture for the three months ended June 30, 2015, which was primarily a result of the gain on sale of assets and additional rental income, was not allocated to us as such income did not exceed the net losses previously not recognized by us. However, we recognized income of $269,965 during the three months ended June 30, 2015, which represents our share of the net proceeds received by the joint venture from its sale of the equipment after repayment of the non-recourse long-term debt related to such equipment.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by Fund Fifteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our total contribution to the joint venture was $4,361,088. In December 2015, the joint ventures were notified by Ardmore that it would be exercising its options to purchase the Ardmore Capella and the Ardmore Calypso in or around April 2016.

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

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

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years.  Our contribution to the joint venture was $3,666,221. During 2015, due to damage to certain of the assets on lease, the joint venture received a total of $216,023 based on the stipulated loss values of such assets pursuant to the lease agreement.  As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $11,083 during the year ended December 31, 2015, of which our share was $3,713.

On July 10, 2015, a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to the joint venture was $3,993,515.

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 23, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 23, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020. Our contribution to the joint venture was $3,565,875.

 (7)       Long-Term Debt

As of December 31, 2015 and 2014, we had the following long-term debt:

	December 31,
Counterparty	2015	2014	Maturity	Rate
DVB Bank SE	$120,239,692	$137,469,515	2017-2021	4.085%-6.343%
Wafra Investment Advisory Group	1,985,726	11,319,371	N/A	12%
NXT Capital, LLC	-	4,114,637	2018	7.50%
Total long-term debt	$122,225,418	$152,903,523

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

As of December 31, 2015, our long-term debt obligations of $122,225,418 primarily consisted of non-recourse and recourse long-term debt of $118,725,418 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. As of December 31, 2014, we had non-recourse long-term debt obligations of $152,903,523. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244 of which $91,753,624 was related to non-performing assets associated with Geden. As of December 31, 2014, the total carrying value of assets subject to long-term debt was $239,452,768, of which $118,005,785 was related to non-performing assets associated with Geden.

On October 1, 2010, we borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. The non-recourse long-term debt matures on September 30, 2017 and initially bore interest at a fixed rate of 4.9825% for the first four years. Thereafter, the interest rate is floating at LIBOR plus 3.85%. The lender has a security interest in the Amazing and the Fantastic and an assignment of the charter hire. We have paid and capitalized approximately $653,000 in debt financing costs.

We restructured the non-recourse long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at the LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic. We are currently in the process of negotiating an amendment with the lender to cure such non-compliance. The lender has reserved, but not exercised, its rights under the loan agreement.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan is secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan.  On June 22, September 21, and December 31, 2015, we made partial prepayments on the non-recourse long-term debt associated with the Center of $1,400,000, $2,570,000 and $460,000, respectively. As of December 31, 2015, we were in compliance with all covenants related to the non-recourse long-term debt associated with the Center.

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

December 31, 2015

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

On March 31, 2014, we satisfied the Senior Debt obligations in connection with the Eagle Otome and the Eagle Subaru by making a final payment of $5,682,978. This satisfaction cured any default related to these vessels associated with the Senior Debt. On April 14, 2014 and May 21, 2014, the Eagle Otome and the Eagle Subaru were sold and the proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt was cured due to an increase in the fair value of the Eagle Vermont and the Eagle Virginia. On March 31, July 1, September 29, and December 29, 2015, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest in an aggregate amount of $5,632,821, $1,430,000, $1,500,000 and $1,550,000, respectively, related to the Sub Debt. As of December 31, 2015 and 2014, the Sub Debt balance was $1,985,726 and $11,319,371, respectively. At December 31, 2015 and 2014, $1,000,000 and $5,417,126, respectively, was included in restricted cash. The restricted cash amount as of December 31, 2015 represents the minimum cash requirement under the Senior Debt loan agreement. During the three months ended September 30, 2015, we cured our technical default under the Senior Debt loan agreement. We are currently in compliance with all covenants related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.

On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The non-recourse loan was scheduled to mature on October 1, 2018 and bore interest at LIBOR plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014, we partially paid down our non-recourse long-term debt with NXT by making a payment of $575,113. On September 30, 2015, as a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT by making a prepayment of $3,455,535.

As of December 31, 2015 and 2014, we had capitalized net debt financing costs of $1,425,402 and $2,071,314, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized additional interest expense of $693,413, $403,207 and $858,340, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of long-term debt over the next five years and thereafter were as follows at December 31, 2015:

Years Ending December 31,
2016	$45,305,550
2017	32,405,027
2018	8,549,823
2019	8,549,823
2020	8,549,823
Thereafter	18,865,372
$122,225,418

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(8)       Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017 and the amount available under the Facility was revised to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2015 and 2014, we had $4,500,000 and $0, respectively, outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2015, we had $3,247,134 available under the Facility pursuant to the borrowing base.

(9)       Transactions with Related Parties

We have entered into certain agreements with our General Partner, our Investment Manager and CĪON Securities, whereby we pay or paid certain fees and reimbursements to these parties.  CĪON Securities was entitled to receive a 3% dealer-manager fee from the gross proceeds from sales of our Interests.

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

We paid distributions to our General Partner of $209,100, $209,102 and $209,148 for the years ended December 31, 2015, 2014 and 2013, respectively.  Our General Partner’s interest in our net (loss) income for December 31, 2015, 2014 and 2013 was $(370,610), $(65,511), and $129,477, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014	2013
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$586,841	$922,917	$1,550,049
ICON Capital, LLC	Investment Manager	Management fees (2)	2,033,788	2,478,049	1,908,614
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,597,312	1,675,514	2,393,312
			$4,217,941	$5,076,480	$5,851,975

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015 and 2014, we had a net payable of $903,809 and $826,285, respectively, due to our General Partner and affiliates. At December 31, 2015, the payable was primarily related to acquisition fees and administrative expense reimbursements due to our Investment Manager. At December 31, 2014, the payable was primarily related to professional fees paid by our Investment Manager on our behalf as well as administrative expense reimbursements and management fees due to our Investment Manager. In addition, included in the December 31, 2014 balance was an aggregate payable of $142,500 due to Fund Twelve by our consolidated joint venture, which is 25% owned by Fund Twelve. During the three months ended September 30, 2015, this payable was settled by converting it into an additional contribution to the joint venture. Our and Fund Twelve’s proportionate ownership in the joint venture did not change as a result of this conversion.

At December 31, 2015 and 2014, we had a note receivable from a joint venture of $2,614,691 and $2,609,209, respectively, and accrued interest of $30,396 and $30,332, respectively (see Note 6). The accrued interest is included in other assets on our consolidated balance sheets.  For the years ended December 31, 2015,  2014 and 2013, interest income relating to the note receivable from the joint venture of $411,509, $407,970, and $396,770, respectively, was recognized and included in finance income on our consolidated statements of operations.

(10)       Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in AOCI, a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

December 31, 2015

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2015 and 2014, the termination value would be $4,232,593 and $5,661,617, respectively.

Non-designated Derivatives

As of December 31, 2015 and 2014, we had three interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $97,070,000 and $109,210,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.  Additionally, we held warrants for purposes other than hedging. On July 21, 2014, we exercised all of such warrants for cash consideration. All changes in the fair value of the interest rate swaps not designated as hedges are, and the warrants were, recorded directly in earnings, which is included in loss (gain) on derivative financial instruments on our consolidated statement of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2015 and 2014:

	Liability Derivatives
		December 31,
		2015	2014
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$4,005,922	$5,379,474

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 of $1,422,647, $2,344,725 and $(1,521,687), respectively. The loss recorded for the year ended December 31, 2015 was related to interest rate swaps. The loss recorded for the year ended December 31, 2014 was comprised of losses of $2,298,408 relating to interest rate swaps and $46,317 relating to warrants. The gain recorded for the year ended December 31, 2013 was comprised of gains of $1,514,318 relating to interest rate swaps and $7,369 relating to warrants.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$4,005,922	$-	$4,005,922

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$5,379,474	$-	$5,379,474

As of December 31, 2015 and 2014, interest rate swaps were the only derivative financial instruments we held. They were valued using models based on readily observable market parameters for all substantial terms of such derivative financial instruments and are classified within Level 2. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract.  Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, OIS curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2.  Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2015 and 2014:

	Carrying Value at	Fair Value at Impairment Date				Credit loss for the Year
	December 31, 2015	Level 1	Level 2	Level 3		Ended December 31, 2015
Net investment in notes receivable	$-	$-	$-	$806,924	(1)	$2,092,154

(1) There were nonrecurring fair value measurements in relation to impairments recognized as of March 31, 2015 and June 30, 2015 related to VAS. As of March 31, 2015 and June 30, 2015, the fair value was $1,811,085 and $806,924, respectively.

For the credit loss recorded for the year ended December 31, 2015, our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and are classified within Level 3. For the credit loss of $1,087,993 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third party (see Note 3). For the credit loss of $1,004,161 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in the note receivable with a third party.

	Carrying Value at	Fair Value at Impairment Date				Credit loss for the Year
	December 31, 2014	Level 1	Level 2	Level 3		Ended December 31, 2014
Net investment in notes receivable	$2,899,078	$-	$-	$6,401,128	(2)	$2,766,319

(2) There were nonrecurring fair value measurements in relation to impairments recognized as of March 31, 2014 and December 31, 2014 related to Western Drilling and VAS, respectively. As of March 31, 2014, the fair value related to Western Drilling was $3,502,050. As of December 31, 2014, the fair value related to VAS was $2,899,078.

For the credit loss recorded for the year ended December 31, 2014, one of our collateral dependent notes receivable was valued based on the liquidation value of the collateral provided by an independent third-party appraiser, while the other collateral dependent note receivable was valued using the agreed upon sales price.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate long-term debt, and seller’s credit included in accrued expenses and other liabilities on the consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, and the recorded value of recourse debt approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.2% and 25.0% as of December 31, 2015. The fair value of the principal outstanding on fixed-rate long-term debt and the seller’s credit was derived using discount rates ranging between 4.11% and 13.24% as of December 31, 2015.

	December 31, 2015
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$15,191,269	$10,193,798

Principal outstanding on fixed-rate long term debt	$1,985,726	$1,983,600

Seller's credit	$8,765,195	$8,824,429

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

For the year ended December 31, 2015, we had two lessees that accounted for 82.3% of our rental and finance income.

For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our rental and finance income.

For the year ended December 31, 2013, we had two lessees that accounted for 69.7% of our rental and finance income.

As of December 31, 2015 and 2014, equipment on lease to two lessees accounted for approximately 77.7% and 67.0% of total assets, respectively.

As of December 31, 2015 and 2014, we had one lender that accounted for 84.2% and 79.7% of total liabilities, respectively.

(13)       Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2015
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$1,205,045	$-	$984,108	$10,013,311	$12,202,464
Rental income	$2,542,652	$-	$-	$18,870,667	$21,413,319
Income from investment in joint ventures	$1,008,071	$-	$-	$1,466,087	$2,474,158

	At December 31, 2015
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$-	$91,753,624	$91,753,624
Leased equipment at cost	$2,720,919	$-	$-	$106,074,620	$108,795,539
Net investment in notes receivable	$2,618,464	$-	$4,772,088	$5,414,751	$12,805,303
Note receivable from joint venture	$-	$-	$-	$2,614,691	$2,614,691
Investment in joint ventures	$7,467,149	$-	$-	$16,580,992	$24,048,141

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$4,258,336	$-	$3,355,697	$5,795,207	$13,409,240
Rental income	$2,959,550	$-	$-	$21,044,446	$24,003,996
Income from investment in joint ventures	$392,208	$-	$-	$753,308	$1,145,516

	At December 31, 2014
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$-	$118,005,785	$118,005,785
Leased equipment at cost	$7,886,248	$-	$-	$114,864,691	$122,750,939
Net investment in notes receivable	$25,021,745	$-	$31,976,805	$5,733,425	$62,731,975
Note receivable from joint venture	$-	$-	$-	$2,609,209	$2,609,209
Investment in joint ventures	$5,663,777	$-	$-	$13,075,348	$18,739,125

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2013
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$6,081,186	$-	$2,963,813	$10,649,871	$19,694,870
Rental income	$3,172,677	$-	$-	$25,673,721	$28,846,398
Income from investment in joint ventures	$-	$-	$-	$1,393,023	$1,393,023

	At December 31, 2013
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$3,068,288	$-	$-	$130,731,080	$133,799,368
Leased equipment at cost	$9,765,987	$-	$-	$136,804,707	$146,570,694
Net investment in notes receivable	$44,467,551	$-	$27,600,945	$17,362,366	$89,430,862
Note receivable from joint venture	$-	$-	$-	$2,575,278	$2,575,278
Investment in joint ventures	$647,555	$-	$-	$10,033,221	$10,680,776

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

On September 27, 2010, we, through our wholly-owned subsidiary, ICON SE, LLC (“ICON SE”), participated in a $46,000,000 facility by agreeing to make a secured term loan to SE Shipping Pte. Ltd. (“SE”) for the purchase of a new-build heavy lift vessel and accompanying equipment. Although all of the material conditions to closing were satisfied, SE breached its obligations under the loan by refusing to draw down on the facility. Subsequently, ICON SE commenced an action against SE in the United Kingdom for SE’s failure to pay ICON SE the commitment fee due in accordance with the loan agreement. In December 2015, the parties entered into a settlement agreement pursuant to which ICON SE received a settlement amount of $150,000, which was recognized as a gain on litigation on our consolidated statements of operations. On January 8, 2016, we received such settlement amount.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At December 31, 2015, we had restricted cash of $3,150,000.

(15)       Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	(unaudited)				Year Ended
	Quarters Ended in 2015				December 31,
	March 31,	June 30,	September 30,	December 31,	2015

Total revenue and other income	$9,410,839	$8,672,736	$9,533,712	$8,651,283	$36,268,570

Net income (loss)	$130,212	$(14,761,631)	$(15,983,914)	$(12,111,978)	$(42,727,311)

Net loss attributable to Fund
Fourteen allocable to limited partners	$(258,586)	$(11,047,922)	$(14,020,167)	$(11,363,753)	$(36,690,428)

Weighted average number of limited
partnership interests outstanding	258,761	258,761	258,761	258,761	258,761

Net loss attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$(1.00)	$(42.70)	$(54.18)	$(43.91)	$(141.79)

	(unaudited)				Year Ended
	Quarters Ended in 2014				December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue and other income	$11,483,214	$11,688,636	$9,660,173	$8,038,008	$40,870,031

Net income (loss)	$2,094,596	$3,961,482	$3,540,506	$(13,818,393)	$(4,221,809)

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$1,688,172	$2,952,158	$2,906,151	$(14,032,095)	$(6,485,614)

Weighted average number of limited
partnership interests outstanding	258,771	258,761	258,761	258,761	258,764

Net income (loss) attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$6.52	$11.41	$11.23	$(54.23)	$(25.06)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

	(unaudited)				Year Ended
	Quarters Ended in 2013				December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue and other income	$13,935,364	$13,046,773	$11,209,439	$12,042,315	$50,233,891

Net income	$5,833,548	$6,743,027	$277,510	$2,513,943	$15,368,028

Net income (loss) attributable to Fund
Fourteen allocable to limited partners	$5,265,805	$5,759,038	$(116,795)	$1,910,176	$12,818,224

Weighted average number of limited
partnership interests outstanding	258,827	258,820	258,816	258,787	258,812

Net income (loss) attributable to Fund
Fourteen per weighted average limited
partnership interest outstanding	$20.34	$22.25	$(0.45)	$7.38	$49.53

(16)       Income Tax Reconciliation (unaudited)

At December 31, 2015 and 2014, the partners’ equity included in the consolidated financial statements totaled $100,608,283 and $158,579,342, respectively. The partners’ capital for federal income tax purposes at December 31, 2015 and 2014 totaled $170,102,452 and $179,179,716, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit losses related to the Amazing and the Fantastic, loss (gain) from the sale of buses previously on lease to CAM Leasing, depreciation and amortization, noncontrolling interest, and loss (income) from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes:

	Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to Fund Fourteen per consolidated	$(37,061,038)	$(6,551,125)	$12,947,701
financial statements
Rental income	(184,954)	(302,289)	(645,493)
Depreciation and amortization	285,443	854,881	682,164
Loss (income) from investment in joint ventures	22,483,126	(7,046,560)	(2,375,191)
Loss (gain) from sale of assets	4,009,686	(143,884)	-
Credit loss	27,028,482	(3,042,398)	3,412,087
Other	(4,980,846)	14,293,388	(452,193)
Net income (loss) attributable to Fund Fourteen for federal income tax	$11,579,899	$(1,937,987)	$13,569,075
purposes

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2015
Credit loss reserve	$18,348,378	$54,836,335	$7,756,186	(a)	$65,428,527

Year Ended December 31, 2014
Credit loss reserve	$5,902,599	$15,404,574	$2,958,795	(b)	$18,348,378

Year Ended December 31, 2013
Credit loss reserve	$2,940,000	$2,962,599	$-		$5,902,599

(a) Represents the write-off of the fully reserved balance of the loans related to Western Drilling and VAS.
(b) Represents the write-off of the fully reserved balance of the loan related to Kanza.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company in August 2008 to act as our general partner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”).

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer
Harry Giovani	41	Managing Director and Chief Credit Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014	2013
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$586,841	$922,917	$1,550,049
ICON Capital, LLC	Investment Manager	Management fees (2)	2,033,788	2,478,049	1,908,614
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,597,312	1,675,514	2,393,312
			$4,217,941	$5,076,480	$5,851,975

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $209,100, $209,102 and $209,148 for the years ended December 31, 2015, 2014 and 2013, respectively. Our General Partner’s interest in our net (loss) income for December 31, 2015, 2014 and 2013 was $(370,610), $(65,511), and $129,477, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)     We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 28, 2016, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$517,436	$596,759
Tax fees	292,978	283,900
	$810,414	$880,659

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

10.3 Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).

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

101.PRE                XBRLTaxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(Registrant)

By: ICON GP 14, LLC

      (General Partner of the Registrant)

March 30, 2016

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

March 30, 2016

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