Form 10-Q
period 2016-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2016-05-19
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on May 13, 2016 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Cash and cash equivalents	$3,554,255	$9,281,044
Restricted cash	2,761,983	3,150,000
Net investment in finance leases	80,231,307	91,753,624
Leased equipment at cost (less accumulated depreciation
of $47,929,158 and $45,640,228, respectively)	106,506,609	108,795,539
Net investment in notes receivable	12,744,493	12,805,303
Note receivable from joint venture	2,608,145	2,614,691
Investment in joint ventures	23,926,606	24,048,141
Other assets	671,934	684,433
Total assets	$233,005,332	$253,132,775
Liabilities and Equity
Liabilities:
Long-term debt	$114,644,391	$120,831,074
Derivative financial instruments	4,602,723	4,005,922
Deferred revenue	1,588,911	1,617,210
Due to General Partner and affiliates, net	357,959	903,809
Revolving line of credit, recourse	6,000,000	4,500,000
Seller's credit	8,765,195	8,765,195
Accrued expenses and other liabilities	516,660	806,984
Total liabilities	136,475,839	141,430,194

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	86,723,869	101,901,791
General Partner	(1,446,820)	(1,293,508)
Total partners' equity	85,277,049	100,608,283
Noncontrolling interests	11,252,444	11,094,298
Total equity	96,529,493	111,702,581
Total liabilities and equity	$233,005,332	$253,132,775

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue and other income:
Finance income	$347,661	$3,515,987
Rental income	4,920,447	5,383,562
Income from investment in joint ventures	605,364	508,443
Other income	8,000	2,847
Total revenue and other income	5,881,472	9,410,839
Expenses:
Management fees	325,534	715,944
Administrative expense reimbursements	320,975	325,558
General and administrative	482,159	791,814
Credit loss	9,842,317	2,060,641
Depreciation	2,288,930	2,605,798
Interest	1,401,057	1,829,084
Loss on derivative financial instruments	1,166,083	951,788
Total expenses	15,827,055	9,280,627
Net (loss) income	(9,945,583)	130,212
Less: net income attributable to noncontrolling interests	158,146	391,410
Net loss attributable to Fund Fourteen	$(10,103,729)	$(261,198)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(10,002,692)	$(258,586)
General Partner	(101,037)	(2,612)
	$(10,103,729)	$(261,198)

Weighted average number of limited partnership interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership
interest outstanding	$(38.66)	$(1.00)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	258,761	$101,901,791	$(1,293,508)	$100,608,283	$11,094,298	$111,702,581
Net (loss) income	-	(10,002,692)	(101,037)	(10,103,729)	158,146	(9,945,583)
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Balance, March 31, 2016 (unaudited)	258,761	$86,723,869	$(1,446,820)	$85,277,049	$11,252,444	$96,529,493

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,945,583)	$130,212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income, net of costs and fees	23,356	288,027
Income from investment in joint ventures	(605,364)	(508,443)
Depreciation	2,288,930	2,605,798
Credit loss	9,842,317	2,060,641
Interest expense from amortization of debt financing costs	160,919	179,189
Interest expense from amortization of seller's credit	-	110,047
Loss on derivative financial instruments	596,801	214,287
Changes in operating assets and liabilities:
Restricted cash	388,017	4,417,126
Other assets	7,018	(960,318)
Accrued expenses and other liabilities	(290,324)	(31,783)
Deferred revenue	(28,299)	(500,993)
Due to General Partner and affiliates	(545,850)	(648,157)
Distributions from joint ventures	523,900	418,903
Net cash provided by operating activities	2,415,838	7,774,536
Cash flows from investing activities:
Principal received on finance leases	1,680,000	1,058,500
Investment in joint ventures	-	(1,644)
Distributions received from joint ventures in excess of profits	202,999	391,869
Principal received on notes receivable	44,000	10,366,357
Net cash provided by investing activities	1,926,999	11,815,082
Cash flows from financing activities:
Repayment of long-term debt	(6,342,121)	(8,100,919)
Proceeds from revolving line of credit, recourse	1,500,000	-
Distributions to partners	(5,227,505)	(5,227,505)
Net cash used in financing activities	(10,069,626)	(13,328,424)
Net (decrease) increase in cash and cash equivalents	(5,726,789)	6,261,194
Cash and cash equivalents, beginning of period	9,281,044	12,553,252
Cash and cash equivalents, end of period	$3,554,255	$18,814,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,087,724	$3,120,681

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

(1)       Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries. Our offering period commenced on May 18, 2009 and ended on May 18, 2011. Our operating period commenced on May 19, 2011 and ended on May 18, 2016. Our liquidation period commenced on May 19, 2016, during which we will sell our assets and/or let our investments mature in the ordinary course of business.

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

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in the prior year to conform to the current presentation.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the three months ended March 31, 2016 and 2015, the predominant cash outflows from restricted cash were related to the release of previously restricted cash to pay down certain long-term debt. The restricted cash was related to rental income receipts associated with our leasing operations and such receipts were previously restricted pursuant to a provision in the long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by operating activities for both periods.

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

March 31, 2016

(unaudited)

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

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We retrospectively adopted ASU 2015-03 as of March 31, 2016.  Consequently, we reclassified $1,394,344 of debt issuance costs from other assets to long-term debt on our consolidated balance sheet at December 31, 2015, which resulted in the following adjustments:

	At December 31, 2015
	As Reported	As Adjusted
Other assets	$2,078,777	$684,433
Long-term debt	$122,225,418	$120,831,074

In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending after December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

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

(3)       Net Investment in Notes Receivable

As of March 31, 2016 and December 31, 2015, we had net investment in notes receivable on non-accrual status of $4,772,088.

As of March 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $589,589, respectively, of which an aggregate of $754,264 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of March 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the near future.

Net investment in notes receivable consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	March 31, 2016	December 31, 2015
Principal outstanding (1)	$39,548,502	$39,592,502
Initial direct costs	2,604,952	2,627,650
Deferred fees	(787,503)	(793,391)
Credit loss reserve (2)	(28,621,458)	(28,621,458)
Net investment in notes receivable (3)	$12,744,493	$12,805,303

(1) As of March 31, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below).
(2) As of March 31, 2016 and December 31, 2015, the credit loss reserve of $28,621,458 was related to JAC.
(3) As of March 31, 2016 and December 31, 2015, net investment in notes receivable related to our impaired loan was $4,772,088.

On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve, LLC, an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $18,300,187.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager has reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries.  During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement. As of March 31, 2016, our Investment Manager updated its quarterly assessment of our ultimate collectability of the loan and determined that there was no new additional material information that would warrant a change to the recoverable amount determined as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if our ultimate collectability of the loan results in less of a recovery from our current estimate. For the three months ended March 31, 2016 and 2015, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired. As of March 31, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $4,772,088.

Credit loss allowance activities for the three months ended March 31, 2016 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2016	$28,621,458

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	1,087,993
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$6,789,885

(4)       Net Investment in Finance Leases

As of March 31, 2016 and December 31, 2015, we had net investment in finance leases on non-accrual status of $80,231,307 and $91,753,624, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	March 31, 2016	December 31, 2015
Minimum rents receivable (1)	$154,754,921	$156,434,921
Initial direct costs	880,958	880,958
Unearned income	(28,755,186)	(28,755,186)
	126,880,693	128,560,693
Credit loss reserve (2)	(46,649,386)	(36,807,069)
Net investment in finance leases	$80,231,307	$91,753,624

(1) As of March 31, 2016, total minimum rents receivable related to our impaired finance leases of $154,754,921 was related to the Amazing, the Fantastic and the Center (each discussed below). As of December 31, 2015, total minimum rents receivable related to our impaired finance leases of $82,241,851 was related to the Amazing and the Fantastic.

(2) As of March 31, 2016, the credit loss reserve of $46,649,386 was related to the Amazing, the Fantastic and the Center. As of December 31, 2015, the credit loss reserve of $36,807,069 was related to the Amazing and the Fantastic.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

As a result of the depressed shipping market and historically low time charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 relating to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we updated our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms. We also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period.

During the year ended December 31, 2015, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, we also considered the current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we may take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded during the year ended December 31, 2015 related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager had assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 due to the fixed employment of the vessel and prevailing market conditions. As a result, we had been accounting for the lease on a non-accrual basis and finance income was recognized on a cash basis.

In April 2016, our Investment Manager was informed by Geden that it intends to return the three vessels to us prior to lease expiration and that it will not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the current fair market value of the vessels. In anticipation of Geden returning the three vessels to us prior to lease expiration, we recently signed a term sheet for a proposed charter with respect to the Amazing and the Fantastic and are seeking new charter proposals with respect to the Center.

During the three months ended March 31, 2016 and 2015, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the three months ended March 31, 2016 and 2015, we recognized finance income on a cash basis of $0 and $1,682,065, respectively, related to the Center. As of March 31, 2016, our net investment in finance leases related to the Amazing, the Fantastic and the Center was $7,100,000, $7,100,000 and $66,031,307, respectively. As of December 31, 2015, our net investment in finance leases related to the Amazing, the Fantastic and the Center was $11,904,077, $11,741,477 and $68,108,070, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31, 2016	December 31, 2015
Packaging equipment	$6,535,061	$6,535,061
Marine - crude oil tankers	147,900,706	147,900,706
Leased equipment at cost	154,435,767	154,435,767
Less: accumulated depreciation	47,929,158	45,640,228
Leased equipment at cost, less accumulated depreciation	$106,506,609	$108,795,539

Depreciation expense was $2,288,930 and $2,605,798 for the three months ended March 31, 2016 and 2015, respectively.

(6)       Investment in Joint Ventures

On December 23, 2015, a joint venture owned 15% by us, 75% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payments were recorded at present value at inception in accordance with U.S. GAAP. The senior secured loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

Information as to the results of operations of ICON Hoegh, LLC, which is owned 20% by us, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$3,291,435	$3,285,469
Net income	$627,707	$573,085
Our share of net income	$125,541	$114,617

Information as to the results of operations of ICON Calypso, LLC, which is owned 45% by us, is summarized as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$227,713	$250,191
Net income	$134,296	$152,890
Our share of net income	$60,433	$68,800

Information as to the results of operations of ICON Capella, LLC, which is owned 45% by us, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$228,154	$244,979
Net income	$134,736	$147,678
Our share of net income	$60,631	$66,455

Information as to the results of operations of ICON Blackhawk, LLC, which is owned 15% by us, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$532,656	$706,896
Net income	$399,571	$446,084
Our share of net income	$60,742	$67,785

Information as to the results of operations of ICON Geo, LLC, which is owned 33.5% by us, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$180,671	$266,489
Net income	$155,957	$212,791
Our share of net income	$51,136	$69,727

(7)       Long-Term Debt

As of March 31, 2016 and December 31, 2015, we had the following long-term debt:

Counterparty	March 31, 2016	December 31, 2015	Maturity	Rate
DVB Bank SE	$115,367,236	$120,239,692	2017-2021	4.462%-6.343%
Wafra Investment Advisory Group	516,061	1,985,726	N/A	12%
	115,883,297	122,225,418
Less: debt issuance costs	1,238,906	1,394,344
Total long-term debt	$114,644,391	$120,831,074

As of March 31, 2016, our long-term debt obligations of $114,644,391 consisted of non-recourse and recourse long-term debt of $111,144,391 and $3,500,000, respectively. As of December 31, 2015, our long-term debt obligations of $120,831,074

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of March 31, 2016 and December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016, the total carrying value of assets subject to long-term debt was $184,108,410, of which $80,231,307 was related to non-performing assets associated with Geden. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

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

We restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic. As of March 31, 2016, among other things, we were not in compliance with a minimum liquidity financial covenant. We are in the process of negotiating an amendment with the lender in order to cure these non-compliance issues. The lender has reserved, but not exercised, its rights under the loan agreement. As of March 31, 2016, the long term debt obligations related to the Amazing and the Fantastic were $25,855,204.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan is for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date has been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan is secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan.  During the year ended December 31, 2015 and the three months ended March 31, 2016, we made partial prepayments on the non-recourse long-term debt associated with the Center of $4,430,000 and $460,000, respectively. As of March 31, 2016, the long term debt obligation related to the Center was $30,035,000.

As of March 31, 2016, we had senior long-term debt and subordinated long-term debt obligations totaling $59,477,032 and $516,061, respectively, related to two very large crude carriers, the Eagle Vermont and the Eagle Virginia. As of December 31, 2015, we had senior long-term debt and subordinated long-term debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the senior long-term debt was cured due to an increase in the fair value of the Eagle Vermont and the Eagle Virginia. During the year ended December 31, 2015 and the three months ended March 31, 2016, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the subordinated long-term debt in an aggregate amount of $10,112,821 and $1,530,000, respectively. At March 31, 2016 and December 31, 2015, $1,000,000 was included in restricted cash. Such restricted cash amount represents the minimum cash requirement under the senior debt loan agreement. We are currently in compliance with all covenants related to our long-term debt associated with the Eagle Vermont and the Eagle Virginia.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

As of March 31, 2016, we were in compliance with the covenants related to our long-term debt, except for the debt associated with the Amazing, and the Fantastic as discussed above.

(8)       Revolving Line of Credit, Recourse

We have an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At March 31, 2016 and December 31, 2015, we had $6,000,000 and $4,500,000, respectively, outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2016, we had $1,147,314 available under the Facility pursuant to the borrowing base.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 for the three months ended March 31, 2016 and 2015. Our General Partner’s interest in the net loss attributable to us was $101,037 and $2,612 for the three months ended March 31, 2016 and 2015, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$325,534	$715,944
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (1)	320,975	325,558
			$646,509	$1,041,502

(1) Amount charged directly to operations.

At March 31, 2016 and December 31, 2015, we had a net payable of $357,959 and $903,809, respectively, due to our General Partner and affiliates. At March 31, 2016, the payable was primarily related to administrative expense reimbursements due to our Investment Manager. At December 31, 2015, the payable was primarily related to acquisition fees and administrative expense reimbursements due to our Investment Manager.

At March 31, 2016 and December 31, 2015, we had a note receivable from a joint venture of $2,608,145 and $2,614,691, respectively, and accrued interest of $30,320 and $30,396, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three months ended March 31, 2016 and 2015, interest income relating to the note receivable from the joint venture of $102,369 and $101,162, respectively, was recognized and included in finance income on the consolidated statements of operations.

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

March 31, 2016

(unaudited)

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2016 and December 31, 2015, the termination value would be $4,923,107 and $4,232,593, respectively.

Non-designated Derivatives

As of March 31, 2016 and December 31, 2015, we had three interest rate swaps with DVB Bank SE that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $94,035,000 and $97,070,000, respectively. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in loss on derivative financial instruments on our consolidated statement of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2016 and December 31, 2015:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	Liability Derivatives

		March 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$4,602,723	$4,005,922

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2016 and 2015 of $1,166,083 and $951,788, respectively.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$4,602,723	$-	$4,602,723

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$4,005,922	$-	$4,005,922

Our interest rate swaps are valued using models based on readily observable market parameters for all substantial terms of our derivative financial instruments and are classified within Level 2. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of March 31, 2016:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2016	Level 1	Level 2	Level 3	March 31, 2016
Net investment in finance leases	$14,200,000	$-	$-	$14,200,000	$9,445,555

Our collateral dependent finance leases related to the Amazing and the Fantastic were valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  For the credit loss of $9,445,555 recorded during the three months ended March 31, 2016, the values of the collateral dependent finance leases related to the Amazing and the Fantastic were based on the fair values of the collateral provided by an independent third-party appraiser.

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2016	Level 1	Level 2	Level 3	March 31, 2016
Net investment in finance leases	$66,031,307	$-	$-	$55,000,000	$396,762

Our collateral dependent finance lease related to the Center was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss of $396,762 recorded during the three months ended March 31, 2016, the value of the collateral dependent finance lease related to the Center was based primarily on the fair value of the collateral provided by an independent third-party appraiser.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate long-term debt, and seller’s credit, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, and the recorded value of our Facility approximates fair value due to their short-term maturities and/or variable interest rates.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate long-term debt and the seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of March 31, 2016. The fair value of the principal outstanding on fixed-rate long-term debt and the seller’s credit was derived using discount rates ranging between 3.99% and 10.30% as of March 31, 2016.

	March 31, 2016
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$15,140,723	$13,643,918

Principal outstanding on fixed-rate long-term debt	$516,061	$507,809

Seller's credit	$8,765,195	$8,918,752

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2016, we had restricted cash of $2,761,983.

(13)      Subsequent Event

On April 5, 2016, two wholly-owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”) exercised their options to purchase two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from two joint ventures each owned 45% by us for an aggregate purchase price of $26,990,000 in accordance with the bareboat charters. The joint ventures used a portion of the proceeds from such sales to satisfy their non-recourse debt obligations with NIBC associated with the vessels.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets. After these proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We invested and reinvested in Capital Assets from time to time during our five-year operating period. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. During our liquidation period, we will sell our assets and/or let our investments mature in the ordinary course of business.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement. Our Investment Manager, an affiliate of our General Partner, originates and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. The Fugro Scout was acquired in December 2015. On January 8, 2016, the Fugro Voyager was acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payment was recorded at present value at inception in accordance with U.S.GAAP. The senior secured loan matures on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

Subsequent Event

On April 5, 2016, Ardmore exercised its options to purchase the Ardmore Capella and the Ardmore Calypso from two joint ventures each owned 45% by us for an aggregate purchase price of $26,990,000 in accordance with the bareboat charters. The joint ventures used a portion of the proceeds from such sales to satisfy their non-recourse debt obligations with NIBC associated with the vessels.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements, respectively. We retrospectively adopted ASU 2015-03 as of March 31, 2016. Consequently, we reclassified $1,394,344 of debt issuance costs from other assets to long-term debt on our consolidated balance sheet at December 31, 2015. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending after December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which will become effective for us on January 1, 2017. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which will become effective for us on January 1, 2017.  The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$66,031,307	71%	$68,108,070	65%
Marine - dry bulk vessels	14,200,000	15%	23,645,554	23%
Petrochemical facility	4,772,088	5%	4,772,088	5%
Trailers	4,471,915	5%	4,532,725	4%
Platform supply vessels	3,500,490	4%	3,500,490	3%
	$92,975,800	100%	$104,558,927	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	38%	4%
Gallatin Maritime Management, LLC	Offshore support vessel	29%	3%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	17%	2%
Premier Trailer Leasing Inc.	Trailers	16%	2%
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tankers	-	48%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	-	28%
		100%	87%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of March 31, 2016 and December 31, 2015, the net carrying value of our finance leases related to Geden was $80,231,307 and $91,753,624, respectively. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic, commencing with the three months ended December 31, 2014, credit losses were recorded based on the quarterly expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. During the year ended December 31, 2015, in addition to updating the quarterly undiscounted cash flows, we also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period and the current fair market value of the vessels to account for the possibility that we may take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded as of December 31, 2015 related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager had assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 due to the fixed employment of the vessel and prevailing market conditions. As a result, we had been accounting for the lease on a non-accrual basis and finance income was recognized on a cash basis.

In April 2016, our Investment Manager was informed by Geden that it intends to return the three vessels to us prior to lease expiration and that it will not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the 2016 Quarter based primarily on the current fair market value of the vessels. In anticipation of Geden returning the three vessels to us prior to lease expiration, we recently signed a term sheet for a proposed charter with respect to the Amazing and the Fantastic and are seeking new charter proposals with respect to the Center.

During the 2016 Quarter and the 2015 Quarter, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the 2016 Quarter and the 2015 Quarter, we recognized finance income on a cash basis of $0 and $1,682,065, respectively, related to the Center.

As of March 31, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $4,772,088. During the year ended December 31, 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Commencing with the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan. For the year ended December 31, 2015, an aggregate credit loss of $28,621,458 was recorded related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement. As of March 31, 2016, our Investment Manager updated its quarterly assessment of our ultimate collectability of the loan and determined that there was no new additional material information that would warrant a change to the recoverable amount determined as of December 31, 2015. For the 2016 Quarter and the 2015 Quarter, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$103,877,103	98%	$106,074,620	97%
Packaging equipment	2,629,506	2%	2,720,919	3%
	$106,506,609	100%	$108,795,539	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
AET Inc. Limited	Marine - crude oil tankers	96%	88%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Finance income	$347,661	$3,515,987	$(3,168,326)
Rental income	4,920,447	5,383,562	(463,115)
Income from investment in joint ventures	605,364	508,443	96,921
Other income	8,000	2,847	5,153
Total revenue and other income	$5,881,472	$9,410,839	$(3,529,367)

Total revenue and other income for the 2016 Quarter decreased $3,529,367, or 37.5%, as compared to the 2015 Quarter. The decrease in finance income was primarily a result of (i) our loan to JAC being considered impaired during the second quarter of 2015 resulting in no finance income recognition in the 2016 Quarter, (ii) our finance lease related to the Center being considered impaired in the 2016 Quarter resulting in no income recognition in the 2016 Quarter and (iii) the prepayment of certain investments during 2015. The decrease in rental income was primarily due to the sale of assets previously on lease to CAM Leasing, LLC (“CAM Leasing”) upon lease expiration subsequent to the 2015 Quarter.  These decreases were partially offset by an increase in income from investment in joint ventures due to new joint venture investments entered into subsequent to the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Management fees	$325,534	$715,944	$(390,410)
Administrative expense reimbursements	320,975	325,558	(4,583)
General and administrative	482,159	791,814	(309,655)
Credit loss	9,842,317	2,060,641	7,781,676
Depreciation	2,288,930	2,605,798	(316,868)
Interest	1,401,057	1,829,084	(428,027)
Loss on derivative financial instruments	1,166,083	951,788	214,295
Total expenses	$15,827,055	$9,280,627	$6,546,428

Total expenses for the 2016 Quarter increased $6,546,428, or 70.5%, as compared to the 2015 Quarter. The increase in credit loss was primarily due to higher credit losses recorded in the 2016 Quarter as compared to the 2015 Quarter related to the three vessels on lease to Geden, partially offset by the credit loss recorded related to VAS Aero Services, LLC during the 2015 Quarter with no comparable loss recorded during the 2016 Quarter. The increase in loss on derivative financial instruments was due to unfavorable movements in interest rates on our non-designated interest rate swaps. These increases were partially offset by decreases in (i) interest expense primarily due to the use of previously restricted cash to pay down the subordinated long-term debt associated with the Eagle Vermont and the Eagle Virginia subsequent to the 2015 Quarter, (ii) management fees due to the sale and prepayment of several investments during or subsequent to the 2015 Quarter, (iii) depreciation expense primarily due to the sale of assets previously on lease to CAM Leasing and (iv) general and administrative expenses due to less professional fees incurred during the 2016 Quarter as compared to the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $233,264, from $391,410 in the 2015 Quarter to $158,146 in the 2016 Quarter. The decrease was primarily due to no income recognized by our consolidated joint venture related to JAC due to the note receivable being considered impaired subsequent to the 2015 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2016 Quarter and the 2015 Quarter was $10,103,729 and $261,198, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $38.66 and $1.00, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $20,127,443, from $253,132,775 at December 31, 2015 to $233,005,332 at March 31, 2016. The decrease was primarily due to (i) credit losses recorded related to the three vessels on lease to Geden in the 2016 Quarter, (ii) repayments on certain long-term debt, (iii) depreciation of our leased equipment at cost and (iv) distributions paid to our partners.

Total Liabilities

Total liabilities decreased $4,954,355, from $141,430,194 at December 31, 2015 to $136,475,839 at March 31, 2016. The decrease was primarily due to repayments on our long-term debt, partially offset by a drawdown on our Facility during the 2016 Quarter.

Equity

Equity decreased $15,173,088, from $111,702,581 at December 31, 2015 to $96,529,493 at March 31, 2016. The decrease was primarily the result of distributions paid to our partners and our net loss in the 2016 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $3,554,255 and $9,281,044, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2016, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. At March 31, 2016, we had $1,147,314 available under the Facility pursuant to the borrowing base, which is available to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $5,358,698, from $7,774,536 in the 2015 Quarter to $2,415,838 in the 2016 Quarter.  The decrease primarily related to (i) less cash generated from our investments in the 2016 Quarter, (ii) a decrease in the amount of restricted cash released as a result of curing our non-compliance with certain financial covenants on our long-term debt during the 2015 Quarter and (iii) the timing of receipts of other receivables and payments of accrued expenses and other liabilities during the 2016 Quarter as compared to the 2015 Quarter.

Investing Activities

Cash provided by investing activities decreased $9,888,083, from $11,815,082 in the 2015 Quarter to $1,926,999 in the 2016 Quarter. The decrease was primarily due to a decrease in principal received on notes receivable due to the prepayment of several notes receivable during or subsequent to the 2015 Quarter, offset by an increase in principal received on finance leases related to the vessels on lease to Geden.

Financing Activities

Cash used in financing activities decreased $3,258,798, from $13,328,424 in the 2015 Quarter to $10,069,626 in the 2016 Quarter. The decrease was primarily due to lower repayments on our long-term debt and a drawdown on our Facility during the 2016 Quarter.

Long-Term Debt

As of March 31, 2016, our long-term debt obligations of $114,644,391 consisted of non-recourse and recourse long-term debt of $111,144,391 and $3,500,000, respectively. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of March 31, 2016 and December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016, the total carrying value of assets subject to long-term debt was $184,108,410 of which $80,231,307 was related to non-performing assets associated with Geden. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

We restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic. As of March 31, 2016, among other things, we were not in compliance with a minimum liquidity financial covenant. We are in the process of negotiating an amendment with the lender in order to cure these non-compliance issues. The lender has reserved, but not exercised, its rights under the loan agreement. As of March 31, 2016, the long term debt obligations related to the Amazing and the Fantastic were $25,855,204.

We restructured the long-term debt associated with the Center on March 19, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan.  During the year ended December 31, 2015 and the three months ended March 31, 2016, we made partial prepayments on the non-recourse long-term debt associated with the Center of $4,430,000 and $460,000, respectively. As of March 31, 2016, the long term debt obligation related to the Center was $30,035,000.

As of March 31, 2016, we had senior long-term debt and subordinated long-term debt obligations totaling $59,477,032 and $516,061, respectively, related to the Eagle Vermont and the Eagle Virginia. As of December 31, 2015, we had senior long-term debt and subordinated long-term debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia.

During the three months ended March 31, 2015, the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the senior long-term debt was cured due to an increase in the fair value of the Eagle Vermont and the Eagle Virginia. During the year ended December 31, 2015 and the three months ended March 31, 2016, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the subordinated long-term debt in an aggregate amount of $10,112,821 and $1,530,000, respectively. At March 31, 2016 and December 31, 2015, $1,000,000 was included in restricted cash. Such restricted cash amount represents the minimum cash requirement under the senior debt loan agreement. We are currently in compliance with all covenants related to our long-term debt associated with the Eagle Vermont and the Eagle Virginia.

As of March 31, 2016, we were in compliance with the covenants related to our long-term debt, except for the debt associated with the Amazing, and the Fantastic as discussed above.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $52,275, $5,175,230 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Quarter.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2016, we had restricted cash of $2,761,983.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2016.

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

10.4

Loan Modification Agreement, by and between California Bank & Trust and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 15, 2015).

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

May 19, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)