Form 10-Q
period 2016-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2016-08-12
CIK 1446806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding limited partnership interests of the registrant on August 9, 2016 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets

Cash and cash equivalents	$47,057,161	$9,281,044
Restricted cash	2,150,000	3,150,000
Vessel	48,000,000	-
Net investment in finance leases	21,000,000	91,753,624
Leased equipment at cost (less accumulated depreciation
of $0 and $45,640,228, respectively)	-	108,795,539
Net investment in notes receivable	7,911,850	12,805,303
Note receivable from joint venture	2,611,276	2,614,691
Investment in joint ventures	11,290,788	24,048,141
Other assets	1,006,295	684,433
Total assets	$141,027,370	$253,132,775
Liabilities and Equity
Liabilities:
Long-term debt	$50,996,998	$120,831,074
Derivative financial instruments	-	4,005,922
Deferred revenue	-	1,617,210
Due to General Partner and affiliates, net	153,815	903,809
Revolving line of credit, recourse	6,000,000	4,500,000
Seller's credit	-	8,765,195
Accrued expenses and other liabilities	1,943,082	806,984
Total liabilities	59,093,895	141,430,194

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	83,412,768	101,901,791
General Partner	(1,480,266)	(1,293,508)
Total partners' equity	81,932,502	100,608,283
Noncontrolling interests	973	11,094,298
Total equity	81,933,475	111,702,581
Total liabilities and equity	$141,027,370	$253,132,775

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$341,981	$2,535,273	$689,642	$6,051,260
Rental income	3,717,671	5,358,997	8,638,118	10,742,559
Income from investment in joint ventures	325,120	775,502	930,484	1,283,945
Gain on sale of subsidiaries	8,721,363	-	8,721,363	-
Gain on sale of investment in joint ventures	291,990	-	291,990	-
Other income	60	2,964	8,060	5,811
Total revenue and other income	13,398,185	8,672,736	19,279,657	18,083,575

Expenses:
Management fees	233,313	341,929	558,847	1,057,873
Administrative expense reimbursements	358,559	377,840	679,534	703,398
General and administrative	1,123,344	592,801	1,605,503	1,384,615
Credit loss, net	4,518,842	17,923,190	14,361,159	19,983,831
Depreciation	1,729,417	2,602,077	4,018,347	5,207,875
Interest	1,715,048	1,743,292	3,116,105	3,572,376
Vessel operating expenses	716,581	-	716,581	-
Loss (gain) on derivative financial instruments	45,571	(146,762)	1,211,654	805,026
Total expenses	10,440,675	23,434,367	26,267,730	32,714,994
Net income (loss)	2,957,510	(14,761,631)	(6,988,073)	(14,631,419)
Less: net income (loss) attributable to noncontrolling interests	1,074,552	(3,602,114)	1,232,698	(3,210,704)
Net income (loss) attributable to Fund Fourteen	$1,882,958	$(11,159,517)	$(8,220,771)	$(11,420,715)

Net income (loss) attributable to Fund Fourteen allocable to:
Limited partners	$1,864,129	$(11,047,922)	$(8,138,563)	$(11,306,508)
General Partner	18,829	(111,595)	(82,208)	(114,207)
	$1,882,958	$(11,159,517)	$(8,220,771)	$(11,420,715)

Weighted average number of limited
partnership interests outstanding	258,761	258,761	258,761	258,761
Net income (loss) attributable to Fund Fourteen
per weighted average limited partnership
interest outstanding	$7.20	$(42.70)	$(31.45)	$(43.69)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	258,761	$101,901,791	$(1,293,508)	$100,608,283	$11,094,298	$111,702,581

Net (loss) income	-	(10,002,692)	(101,037)	(10,103,729)	158,146	(9,945,583)
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	-	(5,227,505)
Balance, March 31, 2016 (unaudited)	258,761	86,723,869	(1,446,820)	85,277,049	11,252,444	96,529,493

Net income	-	1,864,129	18,829	1,882,958	1,074,552	2,957,510
Distributions	-	(5,175,230)	(52,275)	(5,227,505)	(12,330,838)	(17,558,343)
Investment by noncontrolling
interests	-	-	-	-	4,815	4,815
Balance, June 30, 2016 (unaudited)	258,761	$83,412,768	$(1,480,266)	$81,932,502	$973	$81,933,475

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,988,073)	$(14,631,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income, net of costs and fees	36,780	497,214
Income from investment in joint ventures	(930,484)	(1,019,118)
Depreciation	4,018,347	5,207,875
Credit loss, net	14,361,159	19,983,831
Interest expense from amortization of debt financing costs	294,640	354,084
Interest expense from amortization of seller's credit	234,805	221,550
Loss (gain) on derivative financial instruments	537,861	(643,924)
Gain on sale of subsidiaries	(8,721,363)	-
Gain on sale of investment in joint ventures	(291,990)	-
Changes in operating assets and liabilities:
Restricted cash	-	4,167,126
Other assets	(332,823)	(1,091,207)
Accrued expenses and other liabilities	1,228,891	(1,013,477)
Deferred revenue	(403,561)	(783,508)
Due to General Partner and affiliates	(749,994)	(576,792)
Distributions from joint ventures	780,687	898,629
Net cash provided by operating activities	3,074,882	11,570,864
Cash flows from investing activities:
Principal received on finance leases	4,164,553	1,497,000
Investment in joint ventures	(56)	(26,187)
Distributions received from joint ventures in excess of profits	5,396,007	723,383
Principal and sale proceeds received on notes receivable	88,000	11,067,555
Proceeds from sale of subsidiaries, net of cash transferred	49,423,757	-
Proceeds from sale of investment in joint ventures	7,803,189	-
Net cash provided by investing activities	66,875,450	13,261,751
Cash flows from financing activities:
Repayment of long-term debt	(10,893,182)	(13,977,250)
Investment by noncontrolling interests	4,815	4,624
Proceeds from revolving line of credit, recourse	1,500,000	-
Distributions to partners	(10,455,010)	(10,455,010)
Distributions to noncontrolling interests	(12,330,838)	-
Net cash used in financing activities	(32,174,215)	(24,427,636)
Net increase in cash and cash equivalents	37,776,117	404,979
Cash and cash equivalents, beginning of period	9,281,044	12,958,231
Cash and cash equivalents, end of period	$47,057,161	$13,363,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,503,142	$5,264,025

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

(1)       Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries. Our offering period commenced on May 18, 2009 and ended on May 18, 2011. Our operating period commenced on May 19, 2011 and ended on May 18, 2016. On May 19, 2016, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2015, the predominant cash outflows from restricted cash were related to the release of previously restricted cash to pay down certain long-term debt. The restricted cash was related to rental income receipts associated with our leasing operations and such receipts were previously restricted pursuant to a provision in the long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by operating activities for six months ended June 30, 2015.

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

June 30, 2016

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

As of June 30, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved. As of December 31, 2015, we had investment in notes receivable on non-accrual status of $33,393,546, which we had a reserve of $28,621,458.

As of June 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $713,885, respectively, of which an aggregate of $980,325 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and collateral value as of June 30, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the near future.

Net investment in notes receivable consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	June 30, 2016	December 31, 2015
Principal outstanding (1)	$39,504,502	$39,592,502
Initial direct costs	2,582,601	2,627,650
Deferred fees	(781,707)	(793,391)
Credit loss reserve (2)	(33,393,546)	(28,621,458)
Net investment in notes receivable (3)	$7,911,850	$12,805,303

(1) As of June 30, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below).
(2) As of June 30, 2016 and December 31, 2015, the credit loss reserve of $33,393,546 and $28,621,458, respectively, was related to JAC.
(3) As of June 30, 2016 and December 31, 2015, net investment in notes receivable related to our impaired loan was $0 and $4,772,088, respectively.

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. During the three months ended June 30, 2015, we recorded a credit loss of $15,921,795. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager has reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries.  During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

should fully reserve the outstanding balance of the loan due from JAC as June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. We did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired. As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

Credit loss allowance activities for the three months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2016	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2016	$33,393,546

Credit loss allowance activities for the three months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2015	$6,789,885
Provisions	16,888,096
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of June 30, 2015	$15,921,795

Credit loss allowance activities for the six months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2016	$33,393,546

Credit loss allowance activities for the six months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	17,976,089
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of June 30, 2015	$15,921,795

(4)       Net Investment in Finance Leases

As of June 30, 2016 and December 31, 2015, we had net investment in finance leases on non-accrual status of $21,000,000 and $91,753,624, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	June 30, 2016	December 31, 2015
Minimum rents receivable (1)	$82,241,851	$156,434,921
Initial direct costs	691,366	880,958
Unearned income	(22,480,593)	(28,755,186)
	60,452,624	128,560,693
Credit loss reserve (2)	(39,452,624)	(36,807,069)
Net investment in finance leases	$21,000,000	$91,753,624

(1) As of June 30, 2016 and December 31, 2015, total minimum rents receivable related to our impaired finance leases of $82,241,851 was related to the Amazing and the Fantastic (each discussed below).
(2) As of June 30, 2016 and December 31, 2015, the credit loss reserve of $39,452,624 and $36,807,069, respectively, was related to the Amazing and the Fantastic.

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

As a result of the depressed shipping market and historically low charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we updated our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represents the remaining lease terms. We also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period.

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

June 30, 2016

(unaudited)

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

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel the Shamrock and placed it into service for at least twelve months by participating in a pooling arrangement managed by Stena Sonangol Suezmax Pool LLC (“Stena”) with other vessels owned by unaffiliated third parties. As part of the pooling arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as result of Geden’s default on the charter, during the three months ended June 30, 2016.

On July 5, 2016, the Amazing and the Fantastic were also returned to us by Geden. Upon redelivery, the vessels were renamed the Bulk Progress and the Bulk Power, respectively, and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for a period of 5 years. For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During the three and six months ended June 30, 2016 and 2015, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the three and six months ended June 30, 2016, we did not recognize any finance income related to the Center. During the three and six months ended June 30, 2015, we recognized finance income on a cash basis of $1,924,358 and $3,606,423, respectively, related to the Center. As of June 30, 2016, our net investment in finance leases related to the Amazing and the Fantastic was $10,500,000 and $10,500,000, respectively. As of December 31, 2015, our net investment in finance leases related to the Amazing, the Fantastic and the Center was $11,904,077, $11,741,477 and $68,108,070, respectively.

(5)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30, 2016	December 31, 2015
Packaging equipment	$-	$6,535,061
Marine - crude oil tankers	-	147,900,706
Leased equipment at cost	-	154,435,767
Less: accumulated depreciation	-	45,640,228
Leased equipment at cost, less accumulated depreciation	$-	$108,795,539

Depreciation expense was $1,729,417 and $2,602,077 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $4,018,347 and $5,207,875 for the six months ended June 30, 2016 and 2015, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 75% by us and 25% by Fund Twelve, for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of $8,311,453, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding subordinated debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia, two very large crude carriers, which are on charter to AET Inc. Limited (“AET”), and assumed all outstanding senior debt obligations of $60,786,199 associated with such vessels. For the three and six months ended June 30, 2016, pre-tax income of ICON AET was $1,032,745 and $1,679,328, respectively, of which the pre-tax income attributable to us was $776,809 and $1,265,121, respectively. For the three and six months ended June 30, 2015, pre-tax income of ICON AET was $1,858,594 and $2,488,070, respectively, of which the pre-tax income attributable to us was $1,397,321 and $1,872,803, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Exopack, LLC (“ICON Exopack”), our wholly-owned subsidiary, for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”). For the three and six months ended June 30, 2016, pre-tax income of ICON Exopack was $84,144 and $195,511, respectively. For the three and six months ended June 30, 2015, pre-tax income of ICON Exopack was $84,942 and $169,883, respectively.

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

On April 5, 2016, two wholly-owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”), in accordance with the terms of the bareboat charters scheduled to expire on April 3, 2018, exercised their options to purchase two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from two joint ventures, each owned 45% by us and 55% by Fund Fifteen, for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the vessels. No significant gain or loss was recorded as a result of these sales.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 20% by us and 80% by Fund Fifteen, for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of investment in joint venture of $284,448. For the three and six months ended June 30, 2016, our share of pre-tax income recognized by ICON Hoegh was $91,438 and $216,980, respectively. For the three and six months ended June 30, 2015, our share of pre-tax income recognized by ICON Hoegh was $118,903 and $233,520, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale. For the three and six months ended June 30, 2016, our share of pre-tax income recognized by ICON Challenge was $86,020 and $192,863, respectively.

(7)       Long-Term Debt

As of June 30, 2016 and December 31, 2015, we had the following long-term debt:

Counterparty	June 30, 2016	December 31, 2015	Maturity	Rate
DVB Bank SE	$51,855,204	$120,239,692	2017-2021	4.462%-6.343%
Wafra Investment Advisory Group, Inc.	-	1,985,726	N/A	12%
	51,855,204	122,225,418
Less: debt issuance costs	858,206	1,394,344
Total long-term debt	$50,996,998	$120,831,074

As of June 30, 2016, our long-term debt obligations of $50,996,998 consisted of non-recourse and recourse long-term debt of $47,496,998 and $3,500,000, respectively. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of June 30, 2016 and December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016, the total carrying value of assets subject to long-term debt was $69,000,000, which was related to non-performing assets associated with Geden. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic.

As of June 30, 2016, we were not in compliance with, among other things, a minimum liquidity financial covenant related to the long-term debt associated with the Amazing and the Fantastic. On June 30, 2016, we and the senior lender entered into a new $10,700,000 facility agreement for purposes of refinancing the existing long-term debt to coincide with the new 5-year charters that we entered into with Americas Bulk that commenced in July 2016. As of June 30, 2016, the outstanding long-term debt obligations related to the Amazing and the Fantastic were $25,855,204. In July 2016, we made repayments on the outstanding balance of the existing long-term debt of $12,427,602, net of a discount of $2,427,602, and simultaneously drew down the full principal amount of the new facility to pay off the existing long-term debt. Upon drawing down on the new facility, we cured our non-compliance with the existing long-term debt. In addition, our debt balance shortfall guarantee under the existing long-term debt was terminated.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The loan was scheduled to expire on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). During the year ended December 31, 2015 and the six months ended June 30, 2016, we made repayments on the long-term debt associated with the Center of $4,430,000 and $4,495,000, respectively. As of June 30, 2016, the long term debt obligations under the existing indebtedness related to the Center were $26,000,000. In addition, we made a payment of $104,511 upon maturity of the interest rate swap in June 2016. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for purposes of refinancing the existing long-term debt to coincide with placing the vessel in the pooling arrangement. In July 2016, we drew down the full principal amount of the new facility to refinance the existing long-term debt.

As of December 31, 2015, we had senior long-term debt and subordinated long-term debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia. At December 31, 2015, $1,000,000 was included in restricted cash.  Such restricted cash amount represented the minimum cash requirement under the senior debt loan agreement. During the year ended December 31, 2015 and the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the senior long-term debt, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the subordinated long-term debt with Wafra Investment Advisory Group, Inc. (“Wafra”) in an aggregate amount of $10,112,821 and $1,530,000, respectively. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, we satisfied in full the outstanding subordinated long-term debt obligations to Wafra of $529,660.  In addition, as part of the sale of interests of ICON AET, the third party purchaser assumed all outstanding senior debt obligations of $60,786,199 associated with the Eagle Vermont and the Eagle Virginia.

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

The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At June 30, 2016 and December 31, 2015, we had $6,000,000 and $4,500,000, respectively, outstanding under the Facility.

On July 15, 2016, we repaid the outstanding balance under the Facility of $6,000,000. As we have commenced our liquidation period, we are no longer able to draw down on the Facility.

(9)       Transactions with Related Parties

We paid distributions to our General Partner of $52,275 and $104,550 for the three and six months ended June 30, 2016, respectively. We paid distributions to our General Partner of $52,275 and $104,550 for the three and six months ended June 30, 2015, respectively. Additionally, our General Partner’s interest in the net income (loss) attributable to us was $18,829 and $(82,208) for the three and six months ended June 30, 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $111,595 and $114,207 for the three and six months ended June 30, 2015, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment
	Manager	Management fees (1)	$233,313	$341,929	$558,847	$1,057,873
ICON Capital, LLC	Investment	Administrative
	Manager	expense
		reimbursements(1)	358,559	377,840	679,534	703,398
			$591,872	$719,769	$1,238,381	$1,761,271

(1) Amount charged directly to operations.

At June 30, 2016 and December 31, 2015, we had a net payable of $153,815 and $903,809, respectively, due to our General Partner and affiliates that primarily consisted of administrative expense reimbursements due to our Investment Manager.

At June 30, 2016 and December 31, 2015, we had a note receivable from a joint venture of $2,611,276 and $2,614,691, respectively, and accrued interest of $129,410 and $30,396, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three and six months ended June 30, 2016, interest income relating to the note receivable from the joint venture of $102,221 and $204,590, respectively, was recognized and included in finance income on our consolidated statements of operations. For the three and six months ended June 30, 2015, interest income relating to the note receivable from the joint venture of $102,558 and $203,720, respectively, was recognized and included in finance income on our consolidated statements of operations.

During the three months ended June 30, 2016, we sold our interests in certain of our subsidiaries and joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

(10)       Derivative Financial Instruments

We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these would be effective economic hedges.

We recognized all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria were met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

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

June 30, 2016

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

Counterparty Risk

We managed exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We did not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we considered the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2016 and December 31, 2015, the termination value would be $0 and $4,232,593, respectively.

Non-designated Derivatives

As of December 31, 2015, we had three interest rate swaps with DVB Bank SE that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $97,070,000. These interest rate swaps were not speculative and were used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges were recorded directly in earnings, which was included in loss (gain) on derivative financial instruments on our consolidated statement of operations.

On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, the third party purchaser assumed two interest rate swaps with DVB Bank SE related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.  On June 21, 2016, an interest rate swap with DVB Bank SE related to the non-recourse long-term debt associated with the Center matured.  As a result, as of June 30, 2016, we had no interest rate swap on our consolidated balance sheets.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2016 and December 31, 2015:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	Liability Derivatives

		June 30, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$-	$4,005,922

Our derivative financial instruments not designated as hedging instruments generated a loss (gain) on derivative financial instruments on our consolidated statements of operations for the three months ended June 30, 2016 and 2015 of $45,571 and $(146,762), respectively. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the six months ended June 30, 2016 and 2015 of $1,211,654 and $805,026, respectively.

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

As of June 30, 2016, we had no financial liabilities measured at fair value on a recurring basis.

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$4,005,922	$-	$4,005,922

Our interest rate swaps were valued using models based on readily observable market parameters for all substantial terms of our derivative financial instruments and were classified within Level 2. In accordance with U.S. GAAP, we used market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilized a model that incorporated common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps were modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs were

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

classified within Level 2. Thereafter, we compared third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of June 30, 2016:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2016	Level 1	Level 2	Level 3	June 30, 2016
Net investment in finance leases	$21,000,000	$-	$-	$21,000,000(1)	$2,645,555

(1) There were nonrecurring fair value measurements in relation to credit loss and the reversal of the credit loss recorded as of March 31, 2016 and June 30, 2016, respectively, related to the Amazing and the Fantastic. As of March 31, 2016 and June 30, 2016, the total fair value was $14,200,000 and $21,000,000, respectively.

Our collateral dependent finance leases related to the Amazing and the Fantastic were valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  For the credit loss of $2,645,555 recorded during the six months ended June 30, 2016, the values of the collateral dependent finance leases related to the Amazing and the Fantastic were based on the fair values of the collateral provided by an independent third-party appraiser.

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2016 (1)	Level 1	Level 2	Level 3	June 30, 2016
Net investment in finance leases	$-	$-	$-	$48,000,000 (2)	$6,943,517

(1) Upon redelivery to us in June 2016, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheets as of June 30, 2016.

(2) There were nonrecurring fair value measurements in relation to credit loss as of March 31, 2016 and June 30, 2016 related to the Center.  As of March 31, 2016 and June 30, 2016, the fair value was $55,000,000 and $48,000,000, respectively.

Our collateral dependent finance lease related to the Center was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss of $6,943,517 recorded during the six months ended June 30, 2016, the value of the collateral dependent finance lease related to the Center was based primarily on the fair value of the collateral provided by an independent third-party appraiser.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, including the recorded value of our Facility, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of June 30, 2016.

	June 30, 2016
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$10,327,766	$10,631,573

(12)      Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2016, we had restricted cash of $2,150,000.

(13)      Subsequent Event

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944.

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

Overview

We operate as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests (“Interests”) in Capital Assets. After these proceeds were invested, additional investments have been made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We invested and reinvested in Capital Assets from time to time during our five-year operating period. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement. Our Investment Manager, an affiliate of our General Partner, originates and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. The Fugro Scout was acquired in December 2015. On January 8, 2016, the Fugro Voyager was acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payment was recorded at present value at inception in accordance with U.S. GAAP. The senior secured loan matures on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

Marine Vessels

On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters scheduled to expire on April 3, 2018, exercised their options to purchase the Ardmore Capella and the Ardmore Calypso from two joint ventures, each owned 45% by us, for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the vessels. No significant gain or loss was recorded as result of these sales.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, a joint venture owned 20% by us, for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of investment in joint venture of $284,448.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET, a joint venture owned 75% by us, for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of $8,311,453, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding subordinated debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia, which are on charter to AET, and assumed all outstanding senior debt obligations of $60,786,199 associated with such vessels.

In April 2016, our Investment Manager was informed by Geden that it would redeliver the Amazing, the Fantastic and the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel the Shamrock and placed it into service for at least twelve months by participating in a pooling arrangement managed by Stena with other vessels owned by unaffiliated third parties. As part of the pooling arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as result of Geden’s default on the charter, during the three months ended June 30, 2016.

On July 5, 2016, the Amazing and the Fantastic were also returned to us by Geden. Upon redelivery, the vessels were renamed the Bulk Progress and the Bulk Power, respectively, and were bareboat chartered to Americas Bulk for a period of 5 years. For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

On June 30, 2016, we and the senior lender entered into a new $10,700,000 facility agreement for purposes of refinancing the existing long-term debt related to the Amazing and the Fantastic to coincide with the new 5-year charters that we entered into with Americas Bulk that commenced in July 2016. In July 2016, we made repayments on the outstanding balance of the existing long-term debt of $12,427,602, net of a discount of $2,427,602, and simultaneously drew down the full principal amount of the new facility to pay off the existing long-term debt.

The long-term debt related to the Center was scheduled to expire on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender. During the six months ended June 30, 2016, we made repayments on the long-term debt associated with the Center of $4,495,000. As of June 30, 2016, the long term debt obligations under the existing indebtedness related to the Center were $26,000,000. In addition, we made a payment of $104,511 upon maturity of the interest rate swap in June 2016. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for purposes of refinancing the existing long-term debt to coincide with placing the vessel in the pooling arrangement. In July 2016, we drew down the full principal amount of the new facility to refinance the existing long-term debt.

Packaging Equipment

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Exopack, our wholly-owned subsidiary, for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris.

Auto Manufacturing Equipment

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, a joint venture owned 40% by us, for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale.

Notes Receivable

In connection with our investment in note receivable related to JAC, in January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. We did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired. As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

Subsequent Events

On July 15, 2016, we repaid the outstanding balance under the Facility of $6,000,000.

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - dry bulk vessels	$21,000,000	73%	$23,645,554	23%
Platform supply vessels	3,500,490	12%	3,500,490	3%
Trailers	2,605,987	9%	2,618,464	3%
Asphalt carrier vessel	1,805,373	6%	1,914,261	2%
Marine - crude oil tanker(1)	-	-	68,108,070	65%
Petrochemical facility	-	-	4,772,088	4%
	$28,911,850	100%	$104,558,927	100%

(1) Upon redelivery to us in June 2016, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheets as of June 30, 2016.

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	36%	6%
Gallatin Maritime Management, LLC	Offshore support vessel	30%	4%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	17%	3%
Premier Trailer Leasing Inc.	Trailers	17%	2%
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tanker	-	76%
		100%	91%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016 and December 31, 2015, the net carrying value of our finance leases related to Geden was $21,000,000 and $91,753,624, respectively. The three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic, commencing with the three months ended December 31, 2014, credit losses were recorded based on the quarterly expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. During the year ended December 31, 2015, in addition to updating the quarterly undiscounted cash flows, we also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period and the current fair market value of the vessels to account for the possibility that we may take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded as of December 31, 2015 related to the Amazing and the Fantastic.

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

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel the Shamrock and placed it into service for at least twelve months by participating in a pooling arrangement managed by Stena with other vessels owned by unaffiliated third parties. As part of the pooling arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000.  Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as result of Geden’s default on the charter, during the 2016 Quarter.

On July 5, 2016, the Amazing and the Fantastic were also returned to us by Geden. Upon redelivery, the vessels were renamed the Bulk Progress and the Bulk Power, respectively, and were bareboat chartered to Americas Bulk for a period of 5 years. During the 2016 Quarter, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During the 2016 Quarter and the 2015 Quarter, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the 2016 Quarter, we did not recognize any finance income related to the Center. During the 2015 Quarter, we recognized finance income on a cash basis of $1,924,358 related to the Center.

As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively. During the year ended December 31, 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Commencing with the 2015 Quarter, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan. For the year ended December 31, 2015, an aggregate credit loss of $28,621,458 was recorded related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the 2016 Quarter. We did not recognize finance income for both the 2016 Quarter and the 2015 Quarter as the loan was considered impaired.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$-	-	$106,074,620	97%
Packaging equipment	-	-	2,720,919	3%
	$-	-	$108,795,539	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
AET Inc. Limited	Marine - crude oil tankers	96%	88%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Finance income	$341,981	$2,535,273	$(2,193,292)
Rental income	3,717,671	5,358,997	(1,641,326)
Income from investment in joint ventures	325,120	775,502	(450,382)
Gain on sale of subsidiaries	8,721,363	-	8,721,363
Gain on sale of investment in joint ventures	291,990	-	291,990
Other income	60	2,964	(2,904)
Total revenue and other income	$13,398,185	$8,672,736	$4,725,449

Total revenue and other income for the 2016 Quarter increased $4,725,449, or 54.5%, as compared to the 2015 Quarter. The increase was primarily due to the gain on sale of subsidiaries recorded during the 2016 Quarter due to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties. The increase was partially offset by decreases in (i) finance income as a result of our finance lease related to the Center being considered impaired during the three months ended March 31, 2016 resulting in no income recognition during the 2016 Quarter, and the prepayment of certain notes receivable subsequent to the 2015 Quarter, (ii) rental income due primarily to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties during the 2016 Quarter, as well as the sale of assets previously on lease to CAM Leasing, LLC (“CAM Leasing”) upon lease expiration subsequent to the 2015 Quarter and (iii) income from investment in joint ventures due primarily to no income recognized related to Go Frac, LLC (“Go Frac”) during the 2016 Quarter as a result of the sale of such assets during the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Management fees	$233,313	$341,929	$(108,616)
Administrative expense reimbursements	358,559	377,840	(19,281)
General and administrative	1,123,344	592,801	530,543
Credit loss	4,518,842	17,923,190	(13,404,348)
Depreciation	1,729,417	2,602,077	(872,660)
Interest	1,715,048	1,743,292	(28,244)
Vessel operating expenses	716,581	-	716,581
Loss (gain) on derivative financial instruments	45,571	(146,762)	192,333
Total expenses	$10,440,675	$23,434,367	$(12,993,692)

Total expenses for the 2016 Quarter decreased $12,993,692, or 55.4%, as compared to the 2015 Quarter. The decrease in total expenses was primarily due to decreases in (i) credit losses due to a lower credit loss recorded related to JAC and a reversal of the credit loss related to the Amazing and the Fantastic, partially offset by the credit loss recorded related to the Center, all in the 2016 Quarter and (ii) depreciation primarily due to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties during the 2016 Quarter, as well as the sale of assets previously on lease to CAM Leasing subsequent to the 2015 Quarter.  The decreases were partially offset by (a) vessel operating expenses recorded during the 2016 Quarter related to dry docking costs incurred subsequent to the redelivery of the Center to us, (b) an increase in general and administrative expenses due to higher professional fees incurred in the 2016 Quarter as compared to the 2015 Quarter and (c) an increase in loss on derivative financial instruments due to unfavorable movements in interest rates on our non-designated interest rate swaps held during the 2016 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $4,676,666, from a net loss of $3,602,114 in the 2015 Quarter to net income of $1,074,552 in the 2016 Quarter. The change was primarily due to the gain on sale of interests of ICON AET and a lower credit loss recorded by our consolidated joint venture related to JAC in the 2016 Quarter.

Net Income (Loss) Attributable to Fund Fourteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Quarter and the 2015 Quarter was $1,882,958 and $(11,159,517), respectively. Net income (loss) attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $7.20 and $(42.70), respectively.

Results of Operations for the Six Months Ended June 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

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

Financing Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	37%	5%
Gallatin Maritime Management, LLC	Offshore support vessel	30%	3%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	17%	2%
Premier Trailer Leasing Inc.	Trailers	16%	2%
Geden Holdings Ltd.	Marine - dry bulk vessels and
	crude oil tanker	-	60%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	-	16%
		100%	88%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016 and December 31, 2015, the net carrying value of our finance leases related to Geden was $21,000,000 and $91,753,624, respectively. The three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As our Investment Manager believed that Geden may be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic, commencing with the three months ended December 31, 2014, credit losses were recorded based on the quarterly expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. During the year ended December 31, 2015, in addition to updating the quarterly undiscounted cash flows, we also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period and the current fair market value of the vessels to account for the possibility that we may take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded as of December 31, 2015 related to the Amazing and the Fantastic.

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

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel the Shamrock and placed it into service for at least twelve months by participating in a pooling arrangement managed by Stena with other vessels owned by unaffiliated third parties. As part of the pooling arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,943,516, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as result of Geden’s default on the charter, during the 2016 Period.

On July 5, 2016, the Amazing and the Fantastic were also returned to us by Geden. Upon redelivery, the vessels were renamed the Bulk Progress and the Bulk Power, respectively, and were bareboat chartered to Americas Bulk for a period of 5 years. During the 2016 Quarter, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During the 2016 Period and the 2015 Period, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the 2016 Period, we did not recognize any finance income related to the Center. During the 2015 Period, we recognized finance income on a cash basis of $3,606,423 related to the Center, prior to the lease being considered impaired.

As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively. During the year ended December 31, 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Commencing with the 2015 Quarter, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan. For the year ended December 31, 2015, an aggregate credit loss of $28,621,458 was recorded related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the 2016 Period. We did not recognize finance income for the 2016 Period. For the 2015 Period, we recognized finance income of $984,108, prior to the loan being considered impaired.

 Operating Lease Transactions

During the 2016 Period and the 2015 Period, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
AET Inc. Limited	Marine - crude oil tanker	96%	88%

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Finance income	$689,642	$6,051,260	$(5,361,618)
Rental income	8,638,118	10,742,559	(2,104,441)
Income from investment in joint ventures	930,484	1,283,945	(353,461)
Gain on sale of subsidiaries	8,721,363	-	8,721,363
Gain on sale of investment in joint ventures	291,990	-	291,990
Other income	8,060	5,811	2,249
Total revenue and other income	$19,279,657	$18,083,575	$1,196,082

Total revenue and other income for the 2016 Period increased $1,196,082, or 6.6%, as compared to the 2015 Period. The increase was primarily due to the (a) gain on sale of subsidiaries recorded during the 2016 Period due to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties and (b) gain on sale of investment in joint ventures recorded during the 2016 Period due to the sale of interests of ICON Challenge and ICON Hoegh to unaffiliated third parties. The increase was partially offset by decreases in (i) finance income as a result of our finance lease related to the Center and our loan to JAC being considered impaired, resulting in no income recognition during the 2016 Period, and the prepayment of certain notes receivable during or subsequent to the 2015 Period, (ii) rental income due primarily to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties during the 2016 Period, as well as the sale of assets previously on lease to CAM Leasing upon lease expiration subsequent to the 2015 Period and (iii) income from investment in joint ventures due primarily to no income recognized related to Go Frac during the 2016 Period as a result of the sale of such assets during the 2015 Period, and less income recognized during the 2016 Period as a result of the sale of vessels to Ardmore in April 2016.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Management fees	$558,847	$1,057,873	$(499,026)
Administrative expense reimbursements	679,534	703,398	(23,864)
General and administrative	1,605,503	1,384,615	220,888
Credit loss	14,361,159	19,983,831	(5,622,672)
Depreciation	4,018,347	5,207,875	(1,189,528)
Interest	3,116,105	3,572,376	(456,271)
Vessel operating expense	716,581	-	716,581
Loss on derivative financial instruments	1,211,654	805,026	406,628
Total expenses	$26,267,730	$32,714,994	$(6,447,264)

Total expenses for the 2016 Period decreased $6,447,264, or 19.7%, as compared to the 2015 Period. The decrease in total expenses was primarily due to decreases in (a) credit losses due to a lower credit loss recorded related to JAC and no credit loss recorded related to VAS Aero Services, LLC, partially offset by the credit loss recorded related to the Center, all in the 2016 Period, (b) depreciation primarily due to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties during the 2016 Period, as well as the sale of assets previously on lease to CAM Leasing subsequent to the 2015 Period, (c) management fees due to the sale and prepayment of several investments during or subsequent to the 2015 Period and (d)

interest expense a result of repayments and the assumption of our long-term debt obligations by an unaffiliated third party as a result of the sale of our interests in ICON AET during the 2016 Period. The decreases were partially offset by (i) vessel operating expenses recorded during the 2016 Period related to dry docking costs incurred subsequent to the redelivery of the Center to us and (ii) an increase in loss on derivative financial instruments due to unfavorable movements in interest rates on our non-designated interest rate swaps held during the 2016 Period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $4,443,402, from a net loss of $3,210,704 in the 2015 Period to net income of $1,232,698 in the 2016 Period. The change was primarily due to the gain on sale of interests of ICON AET and a lower credit loss recorded on our consolidated joint venture related to JAC in the 2016 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2016 Period and the 2015 Period was $8,220,771 and $11,420,715, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2016 Period and the 2015 Period was $31.45 and $43.69, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $112,105,405, from $253,132,775 at December 31, 2015 to $141,027,370 at June 30, 2016. The decrease was primarily due to (i) credit losses recorded related to the three vessels previously on lease to Geden and related to JAC in the 2016 Period, (ii) a decrease in leased equipment as a result of the sale of our interests in ICON AET, (iii) repayments on certain long-term debt, (iv) depreciation of our leased equipment at cost and (v) distributions paid to our partners and noncontrolling interests.

Total Liabilities

Total liabilities decreased $82,336,299, from $141,430,194 at December 31, 2015 to $59,093,895 at June 30, 2016. The decrease was primarily due to (i) repayments on our long-term debt, and the assumption of our debt obligations by an unaffiliated third party as a result of the sale of our interests in ICON AET, (ii) Geden’s forfeiture of the seller’s credit associated with the Center during the 2016 Period and (iii) the expiration of an interest rate swap associated with the Center, and the assumption of interest rate swaps by the same unaffiliated third party purchaser.

Equity

Equity decreased $29,769,106, from $111,702,581 at December 31, 2015 to $81,933,475 at June 30, 2016. The decrease was primarily the result of distributions paid to our partners and noncontrolling interests, and our net loss in the 2016 Period.

Liquidity and Capital Resources

Summary

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $47,057,161 and $9,281,044, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2016, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

We have used the net proceeds of the offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere. We have sought to acquire a portfolio of Capital Assets that is comprised of transactions that (a) provide current cash flow in the form of payments of principal and/or interest (in the case of secured loans) and rental payments (in the case of leases), (b) generate deferred cash flow from realizing the value of Capital Assets or interests therein at the maturity of the investment or exercise of an option to purchase Capital Assets, or (c) provide a combination of both.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $8,495,982, from $11,570,864 in the 2015 Period to $3,074,882 in the 2016 Period. The decrease primarily related to (i) less cash generated from our investments in the 2016 Period due to certain prepayments by our borrowers and lessees and the sale of certain investments during or subsequent to the 2015 Period and (ii) restricted cash released during the 2015 Period with no comparable cash released during in the 2016 Period.

Investing Activities

Cash provided by investing activities increased $53,613,699, from $13,261,751 in the 2015 Period to $66,875,450 in the 2016 Period. The increase was primarily due to (i) proceeds received from the sale of certain subsidiaries and joint ventures to unaffiliated third parties, (ii) an increase in distributions received from joint ventures in excess of profits primarily due to proceeds from the sale of the Ardmore Capella and the Ardmore Calypso and (iii) an increase in principal received on the finance lease related to the Center. These increases were partially offset by a decrease in principal received on notes receivable due to the prepayment of several notes receivable during or subsequent to the 2015 Period.

 Financing Activities

Cash used in financing activities increased $7,746,579, from $24,427,636 in the 2015 Period to $32,174,215 in the 2016 Period. The increase was primarily due to an increase in distributions to noncontrolling interests due to the sale of interests of ICON AET, a consolidated joint venture, to an unaffiliated third party. This increase was partially offset by a decrease in repayments on our long-term debt and a drawdown on our Facility during the 2016 Period.

Long-Term Debt

As of June 30, 2016, our long-term debt obligations of $50,996,998 consisted of non-recourse and recourse long-term debt of $47,496,998 and $3,500,000, respectively. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which may be reduced from time to time in accordance with the terms of the guarantee. As of June 30, 2016 and December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016, the total carrying value of assets subject to long-term debt was $69,000,000, which was related to non-performing assets associated with Geden. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we borrowed $43,500,000 in connection with the acquisition of the Amazing and the Fantastic. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rates and maturity dates remained the same for the loans. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the long-term debt agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lender of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic.

As of June 30, 2016, we were not in compliance with, among other things, a minimum liquidity financial covenant related to the long-term debt associated with the Amazing and the Fantastic. On June 30, 2016, we and the senior lender entered into a new $10,700,000 facility agreement for purposes of refinancing the existing long-term debt to coincide with the new 5-year charters that we entered into with Americas Bulk that commenced in July 2016. As of June 30, 2016, the outstanding long-term debt obligations related to the Amazing and the Fantastic were $25,855,204. In July 2016, we made repayments on the outstanding balance of the existing long-term debt of $12,427,602, net of a discount of $2,427,602, and simultaneously drew down the full principal amount of the new facility to pay off the existing long-term debt. Upon drawing down on the new facility, we cured our non-compliance with the existing long-term debt. In addition, our debt balance shortfall guarantee under the existing long-term debt was terminated.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The loan was scheduled to expire on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). During the year ended December 31, 2015 and the six months ended June 30, 2016, we made repayments on the long-term debt associated with the Center of $4,430,000 and $4,495,000, respectively. As of June 30, 2016, the long term debt obligations under the existing indebtedness related to the Center were $26,000,000. In addition, we made a payment of $104,511 upon maturity of the interest rate swap in June 2016. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for purposes of refinancing the existing long-term debt to coincide with placing the vessel in the pooling arrangement. In July 2016, we drew down the full principal amount of the new facility to refinance the existing long-term debt.

As of December 31, 2015, we had senior long-term debt and subordinated long-term debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia. At December 31, 2015, $1,000,000 was included in restricted cash.  Such restricted cash amount represented the minimum cash requirement under the senior debt loan agreement. During the year ended December 31, 2015 and the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the senior long-term debt, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the subordinated long-term debt with Wafra in an aggregate amount of $10,112,821 and $1,530,000, respectively. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unffiliated third party, we satisfied in full the outstanding subordinated long-term debt obligations to Wafra of $529,660.  In addition, as part of the sale of interests of ICON AET, the third party purchaser assumed all outstanding senior debt obligations of $60,786,199 associated with the Eagle Vermont and the Eagle Virginia.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period, which was May 18, 2016. We paid distributions of $104,550, $10,350,460 and $12,330,838 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our limited partnership agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2016, we had restricted cash of $2,150,000.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2016.

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

August 11, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)