Form 10-Q
period 2016-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2016-11-09
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding limited partnership interests of the registrant on November 7, 2016 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Cash and cash equivalents	$26,555,921	$9,281,044
Restricted cash	1,500,000	3,150,000
Vessel (less accumulated depreciation of $461,742)	47,538,258	—
Net investment in finance leases	—	91,753,624
Leased equipment at cost (less accumulated depreciation
of $203,396 and $45,640,228, respectively)	20,796,604	108,795,539
Net investment in notes receivable	5,251,695	12,805,303
Note receivable from joint venture	2,597,674	2,614,691
Investment in joint ventures	11,203,402	24,048,141
Other assets	3,020,060	684,433
Total assets	$118,463,614	$253,132,775
Liabilities and Equity
Liabilities:
Long-term debt	$35,971,133	$120,831,074
Derivative financial instruments	—	4,005,922
Deferred revenue	684,936	1,617,210
Due to General Partner and affiliates, net	172,423	903,809
Revolving line of credit, recourse	—	4,500,000
Seller's credit	—	8,765,195
Accrued expenses and other liabilities	921,337	806,984
Total liabilities	37,749,829	141,430,194

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	82,203,422	101,901,791
General Partner	(1,492,481)	(1,293,508)
Total partners' equity	80,710,941	100,608,283
Noncontrolling interests	2,844	11,094,298
Total equity	80,713,785	111,702,581
Total liabilities and equity	$118,463,614	$253,132,775

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$253,834	$3,201,527	$943,476	$9,252,787
Rental income	30,852	5,740,124	8,668,970	16,482,683
Pool revenue	663,153	—	663,153	—
Income from investment in joint ventures	361,414	574,774	1,291,898	1,858,719
Gain on extinguishment of debt	2,343,762	—	2,343,762	—
Gain on sale of assets, net	—	15,314	—	15,314
Gain on sale of subsidiaries	—	—	8,721,363	—
Gain on sale of investment in joint ventures	—	—	291,990	—
Other income	128,785	1,973	136,845	7,784
Total revenue and other income	3,781,800	9,533,712	23,061,457	27,617,287

Expenses:
Management fees	196,304	651,036	755,151	1,708,909
Administrative expense reimbursements	336,553	316,697	1,016,087	1,020,095
General and administrative	489,717	508,090	2,095,220	1,892,705
Credit loss, net	—	18,813,180	14,361,159	38,797,011
Depreciation	665,136	2,455,913	4,683,483	7,663,788
Interest	513,062	1,663,597	3,629,167	5,235,973
Vessel operating expenses	2,802,945	—	3,519,526	—
Loss on derivative financial instruments	—	1,109,113	1,211,654	1,914,139
Total expenses	5,003,717	25,517,626	31,271,447	58,232,620
Net loss	(1,221,917)	(15,983,914)	(8,209,990)	(30,615,333)
Less: net (loss) income attributable to noncontrolling interests	(356)	(1,822,129)	1,232,342	(5,032,833)
Net loss attributable to Fund Fourteen	$(1,221,561)	$(14,161,785)	$(9,442,332)	$(25,582,500)
Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(1,209,346)	$(14,020,167)	$(9,347,909)	$(25,326,675)
General Partner	(12,215)	(141,618)	(94,423)	(255,825)
	$(1,221,561)	$(14,161,785)	$(9,442,332)	$(25,582,500)
Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(4.67)	$(54.18)	$(36.13)	$(97.88)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	258,761	$101,901,791	$(1,293,508)	$100,608,283	$11,094,298	$111,702,581

Net (loss) income	—	(10,002,692)	(101,037)	(10,103,729)	158,146	(9,945,583)
Distributions	—	(5,175,230)	(52,275)	(5,227,505)	—	(5,227,505)
Balance, March 31, 2016 (unaudited)	258,761	86,723,869	(1,446,820)	85,277,049	11,252,444	96,529,493

Net income	—	1,864,129	18,829	1,882,958	1,074,552	2,957,510
Distributions	—	(5,175,230)	(52,275)	(5,227,505)	(12,330,838)	(17,558,343)
Investment by noncontrolling interests	—	—	—	—	4,815	4,815
Balance, June 30, 2016 (unaudited)	258,761	83,412,768	(1,480,266)	81,932,502	973	81,933,475

Net loss	—	(1,209,346)	(12,215)	(1,221,561)	(356)	(1,221,917)
Investment by noncontrolling interests	—	—	—	—	2,227	2,227
Balance, September 30, 2016 (unaudited)	258,761	$82,203,422	$(1,492,481)	$80,710,941	$2,844	$80,713,785

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,209,990)	$(30,615,333)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income, net of costs and fees	166,540	558,840
Income from investment in joint ventures	(1,291,898)	(1,593,893)
Net gain on sale of assets	—	(15,314)
Depreciation	4,683,483	7,663,788
Credit loss, net	14,361,159	38,797,011
Interest expense from amortization of debt financing costs	346,555	526,121
Interest expense from amortization of seller's credit	234,805	334,529
Loss (gain) on derivative financial instruments	537,861	(228,315)
Gain on sale of subsidiaries	(8,721,363)	—
Gain on sale of investment in joint ventures	(291,990)	—
Gain on extinguishment of debt	(2,343,762)	—
Paid-in-kind interest	—	(1,769,429)
Changes in operating assets and liabilities:
Restricted cash	650,000	4,167,126
Other assets	(2,352,070)	610,342
Accrued expenses and other liabilities	896,212	(2,266,411)
Deferred revenue	281,375	(775,878)
Due to General Partner and affiliates	(731,386)	(339,021)
Distributions from joint ventures	870,158	1,477,992
Net cash (used in) provided by operating activities	(914,311)	16,532,155
Cash flows from investing activities:
Principal received on finance leases	4,164,553	1,996,149
Investment in joint ventures	(56)	(4,019,702)
Distributions received from joint ventures in excess of profits	5,755,336	1,143,613
Principal and sale proceeds received on notes receivable	2,631,999	20,336,642
Proceeds from sale of equipment	—	4,025,000
Proceeds from sale of subsidiaries, net of cash transferred	49,423,757	—
Proceeds from sale of investment in joint ventures	7,803,189	—
Net cash provided by investing activities	69,778,778	23,481,702
Cash flows from financing activities:
Repayment of long-term debt	(23,620,784)	(26,360,896)
Payment of debt financing costs	(690,000)	—
Investment by noncontrolling interests	7,042	6,516
Proceeds from revolving line of credit, recourse	1,500,000	—
Repayment of revolving line of credit, recourse	(6,000,000)	—
Distributions to partners	(10,455,010)	(15,682,515)
Distributions to noncontrolling interests	(12,330,838)	—
Net cash used in financing activities	(51,589,590)	(42,036,895)
Net increase (decrease) in cash and cash equivalents	17,274,877	(2,023,038)
Cash and cash equivalents, beginning of period	9,281,044	12,553,252
Cash and cash equivalents, end of period	$26,555,921	$10,530,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,882,145	$7,529,277

Supplemental disclosure of non-cash financing activities:
Balance due to noncontrolling interest deemed contribution	$—	$142,500
See accompanying notes to consolidated financial statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2016 and 2015, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental income receipts associated with our leasing operations that were previously restricted pursuant to certain provisions in the applicable long-term debt agreements. As a result, these changes in restricted cash were classified within net cash (used in) provided by operating activities for the nine months ended September 30, 2016 and 2015.

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
September 30, 2016
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

Accounting for Vessel Revenue and Expenses

Revenue generated from time charters and/or revenue generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.
Under time charters, voyage expenses such as bunkers, port dues, cargo handling operations and brokerage commissions are paid by our customers. Vessel operating costs, including, without limitation, crewing, vessel maintenance, technical management costs and vessel insurance, are expensed by us as incurred on an accrual basis.
Commercial management and technical management fees are expensed as incurred. Dry-docking costs are generally expensed as incurred as such costs primarily represent normal maintenance and repairs. To the extent dry-docking costs represent expenditures that add economic life to the vessel or improve the vessel’s efficiency, such costs can be capitalized and depreciated over the life of the vessel.
For our vessel operating in a pool, revenue and voyage expenses related to our vessel are pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, is based on points allocated to each participant's vessel based on the number of days such vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. Operating costs related to our vessel participating in the pool, including, without limitation, crewing and maintenance, are typically paid by us. Since we share the net earnings of the pool with the other participants and the pool operates in a spot market, revenue earned by our vessel participating in the pool is subject to fluctuations of such spot market. We recognize pool

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

revenue from this arrangement based on our portion of net distributions reported by the pool, which represent the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees.
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
September 30, 2016
(unaudited)

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

(3)       Net Investment in Notes Receivable

As of September 30, 2016, we had net investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved. As of December 31, 2015, we had net investment in notes receivable on non-accrual status of $33,393,546, of which we recorded a credit loss reserve of $28,621,458.
As of September 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $835,656, respectively, of which an aggregate of $1,156,790 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of September 30, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility.

Net investment in notes receivable consisted of the following:

	September 30, 2016	December 31, 2015
Principal outstanding (1)	$36,960,503	$39,592,502
Initial direct costs	2,427,512	2,627,650
Deferred fees	(742,774)	(793,391)
Credit loss reserve (2)	(33,393,546)	(28,621,458)
Net investment in notes receivable (3)	$5,251,695	$12,805,303

(1) As of September 30, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below).
(2) As of September 30, 2016 and December 31, 2015, the credit loss reserve of $33,393,546 and $28,621,458, respectively, was related to JAC.
(3) As of September 30, 2016 and December 31, 2015, net investment in notes receivable related to our impaired loan was $0 and $4,772,088, respectively.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. During the three months ended June 30, 2015, we recorded a credit loss of $15,921,795. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager had reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 during the three months ended June 30, 2016. Our Investment Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. We did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired. As of September 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

On August 9, 2016, Premier Trailer Leasing, Inc. ("Premier Trailer") satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2016	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2016	$33,393,546

Credit loss allowance activities for the three months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2015	$15,921,795
Provisions	7,927,576
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2015	$23,849,371

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Credit loss allowance activities for the nine months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2016	$33,393,546

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	25,903,665
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of September 30, 2015	$23,849,371

(4)       Net Investment in Finance Leases
As of September 30, 2016, we no longer owned equipment subject to finance leases in our portfolio. As of December 31, 2015, we had net investment in finance leases on non-accrual status of $91,753,624, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30, 2016	December 31, 2015
Minimum rents receivable (1)	$—	$156,434,921
Initial direct costs	—	880,958
Unearned income	—	(28,755,186)
	—	128,560,693
Credit loss reserve (2)	—	(36,807,069)
Net investment in finance leases	$—	$91,753,624

(1) As of December 31, 2015, total minimum rents receivable related to our impaired finance leases of $82,241,851 was related to the Amazing and the Fantastic (each discussed below).
(2) As of December 31, 2015, the credit loss reserve of $36,807,069 was related to the Amazing and the Fantastic.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

As a result of the depressed shipping market and historically low charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on a non-accrual status during the three months ended June 30, 2013.  Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014. Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden might be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic. Based upon this assessment, we recorded a credit loss reserve of $12,646,486 as of December 31, 2014 based on the expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. Critical assumptions used in the analysis included a 2.5-year moving average of inflation-adjusted vessel values and charter rates. Subsequently, on a quarterly basis, we updated our analysis of the remaining expected undiscounted cash flows by updating the moving average of inflation-adjusted vessel values and charter rates for a period that represented the remaining lease terms. We also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period.

During the year ended December 31, 2015, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, we also considered the then current fair market value of the vessels in addition to updating the quarterly undiscounted cash flows to account for the possibility that we might take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded during the year ended December 31, 2015 related to the Amazing and the Fantastic.

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

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the then current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least twelve months by participating in a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet as of June 30, 2016 (see Note 6) at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for a period of five years. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels are classified as "leased equipment at cost" on our consolidated balance sheet as of September 30, 2016 (see Note 5). For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

loss of $6,800,000 related to the Amazing and the Fantastic upon redelivery based on their then aggregate fair market values of $21,000,000 as of June 30, 2016.

During 2015 and 2016, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the three and nine months ended September 30, 2016, we did not recognize any finance income related to the Center as it was considered impaired. During the three and nine months ended September 30, 2015, we recognized finance income on a cash basis of $2,593,701 and $6,200,124, respectively, related to the Center. As of December 31, 2015, our net investment in finance leases related to the Amazing, the Fantastic and the Center was $11,904,077, $11,741,477 and $68,108,070, respectively.

(5)       Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2016	December 31, 2015
Packaging equipment	$—	$6,535,061
Marine - crude oil tankers	—	147,900,706
Marine - dry bulk vessels	21,000,000	—
Leased equipment at cost	21,000,000	154,435,767
Less: accumulated depreciation	203,396	45,640,228
Leased equipment at cost, less accumulated depreciation	$20,796,604	$108,795,539

Depreciation expense was $203,396 for the three and nine months ended September 30, 2016. Depreciation expense was $2,455,913 and $7,663,788 for the three and nine months ended September 30, 2015, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET Holdings, LLC (“ICON AET”), a joint venture owned 75% by us and 25% by Fund Twelve, for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of $8,311,453, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding subordinated debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia, two very large crude carriers, which are on charter to AET Inc. Limited (“AET”), and assumed all outstanding senior debt obligations of $60,786,199 associated with such vessels. For the three and nine months ended September 30, 2016, pre-tax income of ICON AET was $0 and $1,679,328, respectively, of which the pre-tax income attributable to us was $0 and $1,265,121, respectively. For the three and nine months ended September 30, 2015, pre-tax income of ICON AET was $652,859 and $3,140,929, respectively, of which the pre-tax income attributable to us was $493,019 and $2,365,822, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Exopack, LLC (“ICON Exopack”), our wholly-owned subsidiary, for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”). For the three and nine months ended September 30, 2016, pre-tax income of ICON Exopack was $0 and $195,511, respectively. For the three and nine months ended September 30, 2015, pre-tax income of ICON Exopack was $161,468 and $331,351, respectively.

Upon termination of the charters and redelivery of the vessels to us by Geden (see Note 4), we entered into five-year operating leases with Americas Bulk related to the Bulk Progress and the Bulk Power, effective July 6, 2016. Commencing 12 months following the effective date, either party can terminate one or both charters on each subsequent anniversary date, provided certain criteria are met. Charter hire payments are expected to vary month-to-month as a result of a profit sharing arrangement set forth in the lease agreements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

(6)       Vessel
Upon termination of the charter and redelivery of the vessel to us by Geden (see Note 4), on July 14, 2016, we entered the Shamrock into the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. The term of the pooling arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. Monthly distributions from the Stena Pooling Arrangement are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $461,742 for the three and nine months ended September 30, 2016.

(7)       Investment in Joint Ventures

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

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 20% by us and 80% by Fund Fifteen, for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of investment in joint venture of $284,448. For the three and nine months ended September 30, 2016, our share of pre-tax income recognized by ICON Hoegh was $0 and $216,980, respectively. For the three and nine months ended September 30, 2015, our share of pre-tax income recognized by ICON Hoegh was $115,153 and $348,673, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale. For the three and nine months ended September 30, 2016, our share of pre-tax income recognized by ICON Challenge was $0 and $192,863, respectively. For the three and nine months ended September 30, 2015, our share of pre-tax income recognized by ICON Challenge was $101,943.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

(8)       Long-Term Debt
As of September 30, 2016 and December 31, 2015, we had the following long-term debt:

Counterparty	September 30, 2016	December 31, 2015	Maturity	Rate
DVB Bank SE	$36,700,000	$120,239,692	2021	LIBOR + 3.50% and LIBOR + 3.85%
Wafra Investment Advisory Group, Inc.	—	1,985,726	N/A	N/A
	36,700,000	122,225,418
Less: debt issuance costs	728,867	1,394,344
Total long-term debt	$35,971,133	$120,831,074

As of September 30, 2016, our long-term debt obligations of $35,971,133 consisted of non-recourse long-term debt. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which was reduced in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. The guarantee was terminated in July 2016 upon consummation of a refinancing transaction (as further described below). All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016, the total carrying value of assets subject to long-term debt was $68,334,862. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we entered into a loan agreement with DVB Bank SE (“DVB”) and Norddeutsche Landesbank Girozentrale (“Nord LB”, and together with DVB, the “lenders”) under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the loan agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lenders of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the three months ended September 30, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels to "Bulk Progress" and "Bulk Power", and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated. As of September 30, 2016, the outstanding long-term debt obligation related to the new facility associated with the Bulk Progress and the Bulk Power was $10,700,000.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel to "Shamrock", and placing the vessel in the Stena Pooling Arrangement. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt totaling $4,770,000 prior to the refinancing. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000. As of September 30, 2016, the outstanding long-term debt obligation related to the new facility associated with the Shamrock was $26,000,000.

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

As of September 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

(9)       Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate on general advances under the Facility was CB&T’s prime rate.  We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At September 30, 2016 and December 31, 2015, we had $0 and $4,500,000, respectively, outstanding under the Facility.

On July 15, 2016, we repaid the outstanding balance under the Facility of $6,000,000. On October 31, 2016, we and CB&T terminated the Facility.

(10)    Transactions with Related Parties
We paid distributions to our General Partner of $0 and $104,550 for the three and nine months ended September 30, 2016, respectively. We paid distributions to our General Partner of $52,275 and $156,825 for the three and nine months ended September 30, 2015, respectively. Additionally, our General Partner’s interest in the net loss attributable to us was $12,215 and $94,423 for the three and nine months ended September 30, 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $141,618 and $255,825 for the three and nine months ended September 30, 2015, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment Manager	Acquisition fees(1)	$—	$99,341	$—	$99,341
ICON Capital, LLC	Investment Manager	Management fees(2)	196,304	651,036	755,151	1,708,909
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements(2)	336,553	316,697	1,016,087	1,020,095
			$532,857	$1,067,074	$1,771,238	$2,828,345
(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At September 30, 2016 and December 31, 2015, we had a net payable of $172,423 and $903,809, respectively, due to our General Partner and affiliates that primarily consisted of administrative expense reimbursements due to our Investment Manager.

At September 30, 2016 and December 31, 2015, we had a note receivable from a joint venture of $2,597,674 and $2,614,691, respectively, and accrued interest of $246,307 and $30,396, respectively. The accrued interest is included in other assets on our consolidated balance sheets.  For the three and nine months ended September 30, 2016, interest income relating to the note receivable from the joint venture of $103,295 and $307,885, respectively, was recognized and included in finance income on our consolidated statements of operations. For the three and nine months ended September 30, 2015, interest income relating to the note receivable from the joint venture of $104,008 and $307,728, respectively, was recognized and included in finance income on our consolidated statements of operations.

In June 2016, we sold our interests in certain of our subsidiaries and joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

(11)       Derivative Financial Instruments
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
September 30, 2016
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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. As of September 30, 2016, we had no derivative contracts. In the event that we would have been required to settle our obligations under the derivative contracts as of December 31, 2015, the termination value would have been $4,232,593.

Non-designated Derivatives

As of December 31, 2015, we had three interest rate swaps with DVB that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $97,070,000. These interest rate swaps were not speculative and were used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges were recorded directly in earnings, which was included in loss (gain) on derivative financial instruments on our consolidated statement of operations.

On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, the third party purchaser assumed two interest rate swaps with DVB related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.  On June 21, 2016, an interest rate swap with DVB related to the non-recourse long-term debt associated with the Center matured.  As a result, as of September 30, 2016, we had no interest rate swaps on our consolidated balance sheets.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Liability Derivatives
	Balance Sheet Location	September 30, 2016 Fair Value	December 31, 2015 Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$—	$4,005,922

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three months ended September 30, 2016 and 2015 of $0 and $1,109,113, respectively. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 of $1,211,654 and $1,914,139, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

(12)      Fair Value Measurements
Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

·   Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
·   Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
·   Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

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

As of September 30, 2016, we had no financial liabilities measured at fair value on a recurring basis.

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$4,005,922	$—	$4,005,922

Our interest rate swaps were valued using models based on readily observable market parameters for all substantial terms of our derivative financial instruments and were classified within Level 2. In accordance with U.S. GAAP, we used market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilized a model that incorporated common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps were modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs were classified within Level 2. Thereafter, we compared third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of September 30, 2016:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

						Credit loss for the
	Carrying Value at	Fair Value at Impairment Date				Nine Months Ended
	September 30, 2016 (1)	Level 1	Level 2	Level 3		September 30, 2016
Net investment in finance leases	$—	$—	$—	$21,000,000	(2)	$2,645,555
(1) Upon redelivery to us in July 2016, we reclassified the Amazing and the Fantastic from net investment in finance leases to leased equipment at cost on our consolidated balance sheet as of September 30, 2016.
(2) There were nonrecurring fair value measurements in relation to the credit loss and reversal of the credit loss recorded as of March 31, 2016 and June 30, 2016, respectively, related to the Amazing and the Fantastic, of which the related leases have since been terminated (see Note 4). As of March 31, 2016 and June 30, 2016, the aggregate fair value was $14,200,000 and $21,000,000, respectively.

Our collateral dependent finance leases related to the Amazing and the Fantastic were valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  For the credit loss of $2,645,555 recorded during the nine months ended September 30, 2016, the values of the collateral dependent finance leases related to the Amazing and the Fantastic were based on the fair values of the collateral provided by an independent third-party appraiser.

						Credit loss for the
	Carrying Value at	Fair Value at Impairment Date				Nine Months Ended
	September 30, 2016 (1)	Level 1	Level 2	Level 3		September 30, 2016
Net investment in finance leases	$—	$—	$—	$48,000,000	(2)	$6,943,517
(1) Upon redelivery to us in June 2016, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016.
(2) There were nonrecurring fair value measurements in relation to the credit loss as of March 31, 2016 and June 30, 2016 related to the Center, of which the related lease has since been terminated (see Note 4).  As of March 31, 2016 and June 30, 2016, the fair value was $55,000,000 and $48,000,000, respectively.

Our collateral dependent finance lease related to the Center was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss of $6,943,517 recorded during the nine months ended September 30, 2016, the value of the collateral dependent finance lease related to the Center was based primarily on the fair value of the collateral provided by an independent third-party appraiser.
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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 16.00% and 25.00% as of September 30, 2016.

	September 30, 2016
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,770,163	$8,419,774

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

(13)      Commitments and Contingencies
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

On September 27, 2016, we commenced a legal proceeding against Center Navigation and Geden seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2016, we had restricted cash of $1,500,000.

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

In April 2016, our Investment Manager was informed by Geden that it would redeliver the Amazing, the Fantastic and the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the then current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least twelve months by participating in the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for a period of five years. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels are classified as "leased equipment at cost" on our consolidated balance sheet as of September 30, 2016. For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic upon redelivery based on their then aggregate fair market values of $21,000,000 as of June 30, 2016.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan related to the Amazing and the Fantastic that was due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the three months ended September 30, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan related to the Amazing and the Fantastic that was due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels to "Bulk Progress" and "Bulk Power", and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated.

The long-term debt related to the Center was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel to "Shamrock", and placing the vessel in the Stena Pooling Arrangement. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt totaling $4,770,000 prior to the refinancing. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000.

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

Notes Receivable

In connection with our investment in note receivable related to JAC, in January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 during the three months ended June 30, 2016. Our Investment Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. We did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we recognized finance income of $0 and $984,108, respectively, prior to the loan being considered impaired. As of September 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

Subsequent Event

On October 31, 2016, we and CB&T terminated the Facility.

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
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Platform supply vessels	$3,500,490	67%	$3,500,490	3%
Asphalt carrier vessel	1,751,205	33%	1,914,261	2%
Marine - crude oil tanker (1)	—	—	68,108,070	65%
Marine - dry bulk vessels (2)	—	—	23,645,554	23%
Petrochemical facility	—	—	4,772,088	4%
Trailers	—	—	2,618,464	3%
	$5,251,695	100%	$104,558,927	100%

(1) Upon redelivery to us in June 2016, we reclassified the vessel from "net investment in finance leases" to "vessel" on our consolidated balance sheet as of June 30, 2016.
(2) Upon redelivery to us in July 2016 and entering into new charters that are classified as operating leases, we reclassified the vessels from "net investment in finance leases" to "leased equipment at cost" on our consolidated balance sheet as of September 30, 2016.

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	48%	4%
Gallatin Maritime Management, LLC	Offshore support vessel	40%	3%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	23%	2%
Premier Trailer Leasing Inc.	Trailers (1)	(11)%	2%
Geden Holdings Ltd.	Marine - crude oil tanker	—	81%
		100%	92%

(1) Upon the prepayment by Premier Trailer of its secured term loan during the 2016 Quarter, a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

The lease associated with the Center was placed on non-accrual status during the three months ended June 30, 2013 and subsequently, finance income had been accounted for on a cash basis. In April 2016, our Investment Manager was informed by Geden that it would redeliver the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligation with respect to the vessel. As a result, our Investment Manager determined to record a credit loss of $396,762 related to the Center during the three months ended March 31, 2016 based primarily on the then current fair market value of the vessel.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least twelve months by participating in the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

During the 2016 Quarter, we did not recognize any finance income related to the Center. During the 2015 Quarter, we recognized finance income on a cash basis of $2,593,701 related to the Center.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$47,538,258	70%	$106,074,620	97%
Marine - dry bulk vessels	20,796,604	30%	—	—
Packaging equipment	—	—	2,720,919	3%
	$68,334,862	100%	$108,795,539	3%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	96%	—
AET Inc. Limited	Marine - crude oil tankers	—	82%
CAM Leasing, LLC	Motor coaches	—	13%
		96%	95%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Finance income	$253,834	$3,201,527	$(2,947,693)
Rental income	30,852	5,740,124	(5,709,272)
Pool revenue	663,153	—	663,153
Income from investment in joint ventures	361,414	574,774	(213,360)
Gain on extinguishment of debt	2,343,762	—	2,343,762
Gain on sale of assets, net	—	15,314	(15,314)
Other income	128,785	1,973	126,812
Total revenue and other income	$3,781,800	$9,533,712	$(5,751,912)

Total revenue and other income for the 2016 Quarter decreased $5,751,912, or 60.3%, as compared to the 2015 Quarter. The decrease was primarily due to decreases in (i) rental income primarily due to the sale of interests of ICON AET and ICON Exopack to unaffiliated third parties in June 2016, as well as the sale of assets previously on lease to CAM Leasing, LLC (“CAM Leasing”) upon lease expiration during the 2015 Quarter, partially offset by rental income recognized on new operating leases entered into during the 2016 Quarter with Americas Bulk, (ii) finance income primarily as a result of our finance lease related to the Center being terminated in June 2016 resulting in no income recognition related to such asset during the 2016 Quarter, and the prepayment of certain notes receivable during or subsequent to the 2015 Quarter and (iii) income from investment in joint ventures due primarily to no income recognized during the 2016 Quarter related to ICON Hoegh and ICON Challenge as a result of the sale of interests to unaffiliated third parties in June 2016. These decreases were partially offset by (a) a gain on extinguishment of debt recorded upon repayment of the prior facility related to the Amazing and the Fantastic at a discount, (b) pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement in July 2016 and (c) other income primarily due to insurance proceeds that we received during the 2016 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Management fees	$196,304	$651,036	$(454,732)
Administrative expense reimbursements	336,553	316,697	19,856
General and administrative	489,717	508,090	(18,373)
Credit loss, net	—	18,813,180	(18,813,180)
Depreciation	665,136	2,455,913	(1,790,777)
Interest	513,062	1,663,597	(1,150,535)
Vessel operating expenses	2,802,945	—	2,802,945
Loss on derivative financial instruments	—	1,109,113	(1,109,113)
Total expenses	$5,003,717	$25,517,626	$(20,513,909)

Total expenses for the 2016 Quarter decreased $20,513,909, or 80.4%, as compared to the 2015 Quarter. The decrease in total expenses was primarily due to (i) no credit losses recorded related to JAC and Geden during the 2016 Quarter, (ii) a decrease in depreciation primarily due to the sale of interests of ICON AET and ICON Exopack in June 2016, as well as the sale of assets previously on lease to CAM Leasing during the 2015 Period, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we re-employed in July 2016, (iii) a decrease in interest expense primarily due to the repayment of the subordinated long-term debt with Wafra upon the sale of interests of ICON AET and partial repayments on our debt obligations related to the vessels previously on lease to Geden, (iv) no loss on derivative financial instruments recorded during the 2016 Quarter following the maturity or sale of all our derivatives prior to the 2016 Quarter and (v) a decrease in management fees due to the sale and prepayment of several investments during or subsequent to the 2015 Quarter.  These decreases were partially offset primarily by vessel operating expenses recorded during the 2016 Quarter related to dry-docking costs and operating expenses incurred subsequent to the redelivery of the Center to us by Geden.

Net (Loss) Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $1,821,773, from $1,822,129 in the 2015 Quarter to $356 in the 2016 Quarter. The decrease was primarily due to the credit loss recorded by our consolidated joint venture related to JAC in the 2015 Quarter with no comparable credit loss recorded in the 2016 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2016 Quarter and the 2015 Quarter was $1,221,561 and $14,161,785, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $4.67 and $54.18, respectively.

Results of Operations for the Nine Months Ended September 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	40%	5%
Gallatin Maritime Management, LLC	Offshore support vessel	32%	3%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	19%	2%
Geden Holdings Ltd.	Marine - dry bulk vessels and crude oil tanker	—	67%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	—	11%
		91%	88%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

The three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As a result, we subsequently accounted for the three leases on a non-accrual basis and finance income was recognized on a cash basis. Our Investment Manager assessed the collectability of the future lease payments and satisfaction of the purchase obligations by Geden on a quarterly basis and had been recording credit losses associated with the Amazing and the Fantastic commencing with the three months ended December 31, 2014. As of December 31, 2015, total credit loss of $36,807,069 was recorded related to the Amazing and the Fantastic. As of December 31, 2015, no credit loss was recorded related to the Center.

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016 based primarily on the then current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least twelve months by participating in the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for a period of five years. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels are classified as "leased equipment at cost" on our consolidated balance sheet as of September 30, 2016. For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic upon redelivery based on their then aggregate fair market values of $21,000,000 as of June 30, 2016.

During 2015 and 2016, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the 2016 Period, we did not recognize any finance income related to the Center as it was considered impaired. During the 2015 Period, we recognized finance income on a cash basis $6,200,124 related to the Center.

As of September 30, 2016 and December 31, 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively. During the year ended December 31, 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Commencing with the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan. For the year ended December 31, 2015, an aggregate credit loss of $28,621,458 was recorded related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the 2016 Period. Our Investment Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. We did not recognize finance income for the 2016 Period. For the 2015 Period, we recognized finance income of $984,108, prior to the loan being considered impaired.

 Operating Lease Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
AET Inc. Limited	Marine - crude oil tankers	89%	86%
CAM Leasing, LLC	Motor coaches	—	10%
		89%	96%

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Finance income	$943,476	$9,252,787	$(8,309,311)
Rental income	8,668,970	16,482,683	(7,813,713)
Pool revenue	663,153	—	663,153
Income from investment in joint ventures	1,291,898	1,858,719	(566,821)
Gain on extinguishment of debt	2,343,762	—	2,343,762
Gain on sale of assets, net	—	15,314	(15,314)
Gain on sale of subsidiaries	8,721,363	—	8,721,363
Gain on sale of investment in joint ventures	291,990	—	291,990
Other income	136,845	7,784	129,061
Total revenue and other income	$23,061,457	$27,617,287	$(4,555,830)

Total revenue and other income for the 2016 Period decreased $4,555,830, or 16.5%, as compared to the 2015 Period. The decrease was primarily due to decreases in (i) finance income as a result of our finance lease related to the Center and our loan related to JAC being considered impaired resulting in no income recognition related to such assets during the 2016 Period, and the prepayment of certain notes receivable primarily during the 2015 Period, (ii) rental income primarily due to the sale of interests of ICON AET and ICON Exopack in June 2016, as well as the sale of assets previously on lease to CAM Leasing upon lease expiration during the 2015 Quarter, partially offset by rental income recognized on new operating leases entered into during the 2016 Quarter with Americas Bulk and (iii) income from investment in joint ventures due primarily to no income recognized related to Go Frac, LLC during the 2016 Period as a result of the sale of such assets during the 2015 Period, and a decrease in income recognized during the 2016 Period as a result of the sale of vessels to Ardmore in April 2016. These decreases were partially offset by (a) a gain on sale of subsidiaries recorded during the 2016 Period due to the sale of interests of ICON AET and ICON Exopack, (b) a gain on extinguishment of debt recorded upon repayment of the prior facility related to the Amazing and the Fantastic at a discount, (c) pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement in July 2016, (d) a gain on sale of investment in joint ventures recorded during the 2016 Period due to the sale of interests of ICON Challenge and ICON Hoegh in June 2016 and (e) other income primarily due to insurance proceeds that we received during the 2016 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Management fees	$755,151	$1,708,909	$(953,758)
Administrative expense reimbursements	1,016,087	1,020,095	(4,008)
General and administrative	2,095,220	1,892,705	202,515
Credit loss, net	14,361,159	38,797,011	(24,435,852)
Depreciation	4,683,483	7,663,788	(2,980,305)
Interest	3,629,167	5,235,973	(1,606,806)
Vessel operating expenses	3,519,526	—	3,519,526
Loss on derivative financial instruments	1,211,654	1,914,139	(702,485)
Total expenses	$31,271,447	$58,232,620	$(26,961,173)

Total expenses for the 2016 Period decreased $26,961,173, or 46.3%, as compared to the 2015 Period. The decrease in total expenses was primarily due to (i) a decrease in credit losses recorded related to JAC, the Amazing and the Fantastic and no credit loss recorded related to VAS Aero Services, LLC, partially offset by the credit loss recorded related to the Center, each in the 2016 Period, (ii) a decrease in depreciation primarily due to the sale of interests of ICON AET and ICON Exopack in June 2016, as well as the sale of assets previously on lease to CAM Leasing during the 2015 Period, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we re-employed in July 2016, (iii) a decrease in interest expense primarily due to the repayment of the subordinated long-term debt with Wafra upon the sale of interests of ICON AET and partial repayments on our debt obligations related to the vessels previously on lease to Geden, (iv) a decrease in management fees due to the sale and prepayment of several investments during or subsequent to the 2015 Period and (v) a decrease in loss on derivative financial instruments following the maturity or sale of all our derivatives during the 2016 Period. These decreases were partially offset primarily by vessel operating expenses recorded during the 2016 Period related to dry-docking costs and operating expenses incurred subsequent to the redelivery of the Center to us by Geden.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $6,265,175, from a net loss of $5,032,833 in the 2015 Period to net income of $1,232,342 in the 2016 Period. The change was primarily due to a lower credit loss recorded on our consolidated joint venture related to JAC and the gain on sale of interests of ICON AET in the 2016 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2016 Period and the 2015 Period was $9,442,332 and $25,582,500, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2016 Period and the 2015 Period was $36.13 and $97.88, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2016 compared to December 31, 2015.

Total Assets
Total assets decreased $134,669,161, from $253,132,775 at December 31, 2015 to $118,463,614 at September 30, 2016. The decrease was primarily due to (i) credit losses recorded in the 2016 Period related to the three leases with Geden and the note receivable due from JAC, (ii) the sale of our interests in ICON AET, (iii) repayments on certain long-term debt, (iv) depreciation of our leased equipment at cost and vessel and (v) distributions paid to our partners and noncontrolling interests.

Total Liabilities
Total liabilities decreased $103,680,365, from $141,430,194 at December 31, 2015 to $37,749,829 at September 30, 2016. The decrease was primarily due to (i) repayments on our long-term debt and revolving line of credit, and the assumption of our debt obligations by an unaffiliated third party as a result of the sale of our interests in ICON AET, (ii) Geden’s forfeiture of the seller’s credit associated with the Center during the 2016 Period and (iii) the expiration of an interest rate swap associated with the Center, and the assumption of interest rate swaps by the unaffiliated third party purchaser related to ICON AET.

Equity
Equity decreased $30,988,796, from $111,702,581 at December 31, 2015 to $80,713,785 at September 30, 2016. The decrease was primarily the result of distributions paid to our partners and noncontrolling interests, and our net loss in the 2016 Period.

Liquidity and Capital Resources

Summary

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $26,555,921 and $9,281,044, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2016, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash flows from operating activities changed by $17,446,466, from a source of cash of $16,532,155 in the 2015 Period to a use of cash of $914,311 in the 2016 Period. The decrease primarily related to (i) less cash generated from our investments in the 2016 Period due to certain prepayments by our borrowers and lessees and the sale of certain investments during or subsequent to the 2015 Period, (ii) a decrease in restricted cash released during the 2016 Period and (iii) the timing of cash payments and cash receipts from period-to-period.

Investing Activities

Cash provided by investing activities increased $46,297,076, from $23,481,702 in the 2015 Period to $69,778,778 in the 2016 Period. The increase was primarily due to (i) proceeds received from the sale of certain subsidiaries and joint ventures to unaffiliated third parties, (ii) an increase in distributions received from joint ventures in excess of profits primarily due to proceeds received from the sale of the Ardmore Capella and the Ardmore Calypso, (iii) an investment in a joint venture related to Challenge during the 2015 Period with no comparable investments in the 2016 Period and (iv) an increase in principal received on the finance lease related to the Center. These increases were partially offset by (a) a decrease in principal received on notes receivable due to the prepayment of several notes receivable primarily during the 2015 Period and (b) proceeds received from the sale of assets previously on lease to CAM Leasing during the 2015 Period with no comparable proceeds received during the 2016 Period.

 Financing Activities

Cash used in financing activities increased $9,552,695, from $42,036,895 in the 2015 Period to $51,589,590 in the 2016 Period. The increase was primarily due to (i) an increase in distributions to noncontrolling interests due to the sale of interests of ICON AET, a consolidated joint venture, to an unaffiliated third party, (ii) the repayment of our revolving line of credit and (iii) the payment of debt financing costs in connection with the refinancing transactions with DVB during the 2016 Period. The increase was partially offset by decreases in distributions to partners and repayments on our long-term debt during the 2016 Period.

Long-Term Debt

As of September 30, 2016, our long-term debt obligations of $35,971,133 consisted of non-recourse long-term debt. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which was reduced in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. The guarantee was terminated in July 2016 upon consummation of a refinancing transaction (as further described below). All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016, the total carrying value of assets subject to long-term debt was $68,334,862. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we entered into a loan agreement with DVB and Nord LB under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the loan agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lenders of non-compliance with a financial covenant due to the change in fair market value of the Amazing and the Fantastic.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the three months ended September 30, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels to "Bulk Progress" and "Bulk Power", and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated. As of September 30, 2016, the outstanding long-term debt obligation related to the new facility associated with the Bulk Progress and the Bulk Power was $10,700,000.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel to "Shamrock", and placing the vessel in the Stena Pooling Arrangement. For the nine months ended September 30, 2016, we made repayments on the outstanding balance of the long-term debt totaling $4,770,000 prior to the refinancing. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000. As of September 30, 2016, the outstanding long-term debt obligation related to the new facility associated with the Shamrock was $26,000,000.

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

As of September 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We paid distributions of $104,550, $10,350,460 and $12,330,838 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Period. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms our limited partnership agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

On September 27, 2016, we commenced a legal proceeding against Center Navigation and Geden seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2016, we had restricted cash of $1,500,000.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2016.

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

November 8, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)