Form 10-K
period 2016-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2017-03-31
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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
Number of outstanding limited partnership interests of the registrant on March 27, 2017 is 258,761.
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

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, our investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), pursuant to the terms of our limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 18, 2009 and ended on May 18, 2011. Our operating period commenced on May 19, 2011 and ended on May 18, 2016. Our liquidation period commenced on May 19, 2016, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.  If our Investment Manager believes it would benefit our limited partners to reinvest the proceeds received from investments in additional investments during the liquidation period, our Investment Manager may do so. Our Investment Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000.  During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2016, the cash reserve was $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our General Partner (“CION Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

Our Business

We operated as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. We primarily invested in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans that were secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. In the case of leases where there was significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term would be minimal or was not considered a primary reason for making the investment, the rental payments due under the lease were expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of secured loans and other financing transactions, the principal and interest payments due under the loan were expected to provide a return of and a return on the amount we loaned to borrowers. We also made investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expected would generate sufficient net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.

We divide the life of the Partnership into three distinct phases:

(1)           Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)           Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to limited partners. Effective May 18, 2016, we completed our operating period.

(3)           Liquidation Period: On May 19, 2016, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2016 and 2015, we had total assets of $114,131,272 and $253,132,775, respectively. For the year ended December 31, 2016, we had one lessee that accounted for 82.2% of our combined total rental and finance income of $10,077,181. Our pool revenue for the year ended December 31, 2016 was solely generated by a vessel that we placed into service in 2016 by participating in a pooling arrangement. Net loss attributable to us for the year ended December 31, 2016 was $14,104,253. For the year ended December 31, 2015, we had two lessees that accounted for 82.3% of our total rental and finance income of $33,615,783. Net loss attributable to us for the year ended December 31, 2015 was $37,061,038. For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our total rental and finance income of $37,413,236. Net loss attributable to us for the year ended December 31, 2014 was $6,551,125.

At December 31, 2016, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Marine Vessels

·
Two supramax bulk carrier vessels, the Bulk Progress (f/k/a the Amazing) and the Bulk Power (f/k/a the Fantastic), which are subject to five-year bareboat charters with Americas Bulk Transport (BVI) Limited (“Americas Bulk”). The bareboat charters expire in June 2021.

·
A crude oil tanker, the Shamrock (f/k/a the Center), which was placed into service in July 2016 for at least 12 months by participating in a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties.

·
A 40% ownership interest in an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), which is subject to a nine-year bareboat charter with Gallatin Marine Management, LLC (“Gallatin”). The bareboat charter expires in June 2021.

·
A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), which are subject to eight-year bareboat charters with an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”).  The bareboat charters expire in March 2022 and April 2022, respectively.

·
A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”).  The bareboat charter expires in June 2024.

Mining Equipment

·	A 15% ownership interest in mining equipment that is subject to two 48-month leases with Blackhawk Mining, LLC (“Blackhawk”) and its affiliates, which expire in February 2018.

Seismic Testing Equipment

·
A 33.5% ownership interest in land-based seismic testing equipment that is subject to a 36-month lease with Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”), which expires in August 2017.

Geotechnical Drilling Vessels

·
A 15% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the "Fugro Vessels"), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

Notes Receivable

·
A 75% ownership interest in a term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, which matures in January 2021.

·
A term loan to Asphalt Carrier Shipping Company Limited (“Asphalt”), secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt, which matures in December 2018.

·
A subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.

·
A term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel, which matures in December 2020.

·
A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets, which matures in December 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2016, 2015 and 2014, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer in liquidating our portfolio. In addition, increased competition in the equipment financing business has caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities.

We competed primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments were often made directly rather than through competition in the open market. Nevertheless, to the extent that our competitors competed aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

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

You should not rely on distributions from your Interests as a source of income. During the liquidation period, which commenced on May 19, 2016, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

Our Investment Manager established an estimated value per Interest of $277.88 as of December 31, 2016. You should not rely on the estimated value per Interest as being an accurate measure of the current value of our Interests or an indicator of any future value of our Interests.

Our Investment Manager established an estimated value per Interest of $277.88 for our Interests as of December 31, 2016. Our Investment Manager’s objective in determining the estimated value per Interest was to arrive at a value, based on the most recent information practically available, which it believed was reasonable, including the fair values for certain of our assets and liabilities as determined by Duff & Phelps, LLC ("Duff & Phelps"), a third party independent valuation and consulting firm engaged by our Investment Manager. However, the market for our Capital Assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.

As with any valuation methodology, the methodologies used to determine the estimated value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. The estimated value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount you would realize in a private sale of Interests.

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

Business Risks

Our business has been and could continue to be hurt by economic downturns.

Our business is affected by a number of economic factors, including, but not limited to, the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decrease in our profitability.

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

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to pay distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

· fluctuations in demand for Capital Assets and fluctuations in interest rates and inflation rates;
·  the continuing economic life and value of Capital Assets at the time our investments mature;
·  the technological and economic obsolescence of Capital Assets;
·  potential defaults by lessees, borrowers or other counterparties;
·  supervision and regulation by governmental authorities; and
·  increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invested in a pool of Capital Assets by, among other things, acquiring Capital Assets subject to lease, purchasing Capital Assets and leasing Capital Assets to third-party end users, financing Capital Assets for third-party end users, acquiring ownership rights to items of leased Capital Assets at lease expiration, and acquiring interests or options to purchase interests in the residual value of Capital Assets. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Because we borrowed money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

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

A significant part of the value of some of the Capital Assets that we invested in is expected to be the potential value of the Capital Assets once the lease term expires (with respect to leased Capital Assets). Generally, a Capital Asset is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the Capital Assets at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the Capital Assets and provide a rate of return despite the expected decline in the value of the Capital Assets over the term of the investment. However, the actual residual value of the Capital Assets at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

If a lessee or other counterparty fails to maintain Capital Assets in accordance with the terms of our financing agreements, we may have to make unanticipated expenditures to repair the Capital Assets in order to protect our investment. In addition, some of the Capital Assets we invested in were used Capital Assets. While we planned to inspect most used Capital Assets prior to making an investment, there is no assurance that an inspection of a used Capital Asset prior to purchasing it would have revealed any or all defects and problems with the Capital Asset that may occur after it was acquired by us.

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

We entered into transactions with parties that have senior debt rated below investment grade or no credit rating. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower or no credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or such parties otherwise violate the terms of their contract in another way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a lessee’s, borrower’s or other counterparty’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We made investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invested in Capital Assets that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in Capital Assets in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such Capital Assets, which could have a material adverse effect on our results of operations and financial condition.

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

We invested in Capital Assets where payments to us are not made in U.S. dollars. In these cases, we may have entered into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the lessee, borrower or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may have considered hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquired an interest in foreign Capital Assets, we may not have been able to hedge our foreign currency exposure with respect to the future value of such Capital Assets because the terms and conditions of such hedge contracts might not have been in our best interests. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased Capital Assets could use their knowledge of the lease terms for gain at our expense.

We may have acquired Capital Assets subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar Capital Assets at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the Capital Assets and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We have invested in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we typically have the right to buy out the other co-investor’s interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Capital Assets may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of Capital Assets. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting Capital Assets can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the Capital Assets, we could suffer a total loss of any investment in the affected Capital Assets. By investing in some types of Capital Assets, we may have been exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also made or acquired secured loans, which are also subject to usury laws and, while we attempted to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we were successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

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

We competed with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants remains intense. Increased competition in the equipment financing business has caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities.

When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our competitors competed aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner and its affiliates have. For example, some competitors may have had a lower cost of funds and access to funding sources that were not available to us. A lower cost of funds could have enabled a competitor to offer leases or loans at rates that were less than ours, potentially forcing us to lower our rates or lose potential lessees, borrowers or other counterparties. In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on other terms that were or are more favorable than those that we could offer or that we will be able to offer as we liquidate our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

Organization and Structure Risks

You have limited voting rights and are required to rely on our General Partner and/or our Investment Manager to make all of our investment decisions and achieve our investment objectives.

Our General Partner and/or our Investment Manager will make all of our investment decisions, including determining the investments we made and the dispositions we make. Our success will depend upon the quality of the investment decisions our General Partner and/or our Investment Manager make, particularly relating to our investments in Capital Assets and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our General Partner and our Investment Manager may be subject to conflicts of interest.

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and our affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of their affiliates above ours. As of December 31, 2016, our Investment Manager, an affiliate of our General Partner, is the managing trustee or the investment manager for four other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	our Investment Manager may have received more fees for managing our investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;

•	our Partnership Agreement does not prohibit our General Partner or any of our affiliates from competing with us for investments or engaging in other types of business;

•	our Investment Manager may have had opportunities to earn fees for referring a prospective investment opportunity to others;

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

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our Investment Manager, were resolved by our Investment Manager’s investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Investment Manager and its affiliates. Since all of the members of our Investment Manager’s investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us, our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not have been as favorable to us as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund had the cash required for the investment;

•	whether the amount of debt to be incurred with respect to the investment was acceptable for the fund;

•	the effect the investment would have had on the fund’s cash flow;

•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of Capital Asset, location, industry, etc.;

•	whether the term of the investment was within the term of the fund; and

•	which fund had been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Investment Manager’s investment committee may have made exceptions to these general policies when, in our Investment Manager’s judgment, other circumstances made application of these policies inequitable or economically undesirable. In addition, our Partnership Agreement permits our General Partner and our affiliates to engage in Capital Asset acquisitions, financing secured loans and refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our General Partner’s and our Investment Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Investment Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we targeted.

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

As a result, the time and resources that our Investment Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Investment Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may have competed with any such investment entities for the same investment opportunities.

Our General Partner and its affiliates have received and will continue to receive expense reimbursements and fees from us and those reimbursements and fees were likely to exceed the income portion of distributions paid to you during our early years.

Before paying any distributions to you, we have reimbursed and will continue to reimburse our General Partner and its affiliates for expenses incurred on our behalf, and paid or pay our General Partner and its affiliates fees for acquiring, managing and realizing our investments. Our Investment Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds (the “NASAA Guidelines”) in effect on May 18, 2009 and are not based on arm’s-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees were likely to exceed the income portion of distributions paid to you in our early years.

In general, expense reimbursements and fees were or are paid without regard to the amount of our distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements were or will be required to be paid as we acquired our portfolio and incurred or incur expenses, such as accounting and interest expenses, even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we paid or must pay fees and expenses and the time when we received or receive revenues may have resulted in losses to us during our early years, which our General Partner believes is typical for a fund such as us.

Furthermore, we borrowed a significant portion of the purchase price of some of our investments. This use of indebtedness permitted us to make more investments than if borrowings were not utilized. As a consequence, we have paid and may continue to pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees were or are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses or contingencies. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to pay distributions to you.

Our Investment Manager and its affiliates may have difficulty managing their growth, which may divert their resources and limit their ability to expand their operations successfully.

The amount of assets that our Investment Manager and its affiliates manage has grown substantially since our Investment Manager was formed in 1985. Our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Investment Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and managerial controls, reporting systems and procedures, and manage a growing number of assets and investment funds.  However, they may not implement improvements to their managerial information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager’s and its affiliates' anticipated growth may place a strain on their administrative and operations infrastructure, which could increase their costs and reduce their efficiency and could negatively impact our operations, business and financial condition.

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

In addition, we are highly dependent on our Investment Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Investment Manager's and its affiliates' growth or that the cost of maintaining such systems will not increase from its current level. A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although we received an opinion of counsel at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the Capital Assets that we invested in through our lending activities. As a result, we will not be able to take depreciation or cost recovery deductions with respect to such Capital Assets. Depending on our level of activity with respect to these types of financings, we may take the position that we are in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lent to others was the capital contributed by our partners and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income. Alternatively, we (or the IRS) may treat our lending activities as investment activities and not trade or business activities if our level of lending activity is not significant. In such circumstances, gains or losses from the loans could not be offset against passive activity gain or loss and any such losses would be capital losses that, except to a limited extent, could only be deducted to the extent you have capital gains.

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

We may have acquired Capital Assets subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the Capital Assets that we purchased may not have been eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquired Capital Assets that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such Capital Assets are suspended and may be deducted only against income we receive from those Capital Assets or when we dispose of such Capital Assets. Depending on the Capital Assets that we acquired and their eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

To the extent that we borrowed money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. The debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquired as part of our lending activities is debt-financed property generating UBTI, especially with regard to any indebtedness we incurred to fund working capital at a time when we held loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

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

Number of Partners
Title of Class	As of March 27, 2017
General Partner	1
Limited partners	7,161

We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which was on May 18, 2016.  During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Partnership Agreement. We expect that distributions paid during the liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our limited partners totaling $10,350,460, $20,700,921 and $20,701,136 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, we paid distributions to our General Partner of $104,550, $209,100 and $209,102 for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2016 (the “Valuation Date”) has been determined to be $277.88 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by ERISA and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Duff & Phelps was approved by our Investment Manager. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation.

Process and Methodology

Our Investment Manager established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by Duff & Phelps. In arriving at its fair value, Duff & Phelps utilized valuation methodologies that both our Investment Manager and Duff & Phelps believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair values provided by Duff & Phelps are in accordance with the definition of fair value in Accounting Standards Codification 820. For investments that were acquired during the year ended December 31, 2016, fair values are estimated by our Investment Manager to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair values are estimated by our Investment Manager to approximate the sale proceeds or the settlement amounts, as applicable.

*  An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2016, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2016.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

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

Valuation of Notes Receivable

The estimated fair value of a note receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value at the Valuation Date of a note receivable estimated by our Investment Manager was zero as no recovery is expected based on a third party bid to purchase the assets collateralizing the note receivable. The estimated fair value of two notes receivable at the Valuation Date was estimated by our Investment Manager to approximate their carrying values due to the short amount of time that passed between the date we entered into such notes receivable and the Valuation Date. For a note receivable, which was settled after the Valuation Date, the estimated fair value was estimated by our Investment Manager to approximate the settlement amount.

The discount rates used ranged from 24.4% to 25.9%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by applying either (i) the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term or (ii) the charter-free of fair value of the asset based on an independent third-party appraisal using one or a combination of the market, income and cost approaches. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 7.7% to 12.2%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was derived by applying either (i) the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term or (ii) the charter-free of fair value of the asset based on an independent third-party appraisal using one or a combination of the market, income and cost approaches. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.1% to 15.5%.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 3.7% to 12.2%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Investment Manager to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs, prepaid assets and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a limited partner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Duff & Phelps as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions paid on our Interests, and the factors specified in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by Duff & Phelps.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2017 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2017. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data
The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Total revenue and other income	$21,950,386	$36,268,570	$40,870,031	$50,233,891	$58,742,744
Net (loss) income attributable to Fund Fourteen	$(14,104,253)	$(37,061,038)	$(6,551,125)	$12,947,701	$12,758,456
Net (loss) income attributable to Fund Fourteen allocable to limited partners	$(13,963,210)	$(36,690,428)	$(6,485,614)	$12,818,224	$12,630,871
Net (loss) income attributable to Fund Fourteen allocable to General Partner	$(141,043)	$(370,610)	$(65,511)	$129,477	$127,585

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,764	258,812	258,829
Net (loss) income attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(53.96)	$(141.79)	$(25.06)	$49.53	$48.80
Distributions to limited partners	$10,350,460	$20,700,921	$20,701,136	$20,705,645	$20,706,372
Distributions per weighted average limited partnership interest outstanding	$40.00	$80.00	$80.00	$80.00	$80.00
Distributions to General Partner	$104,550	$209,100	$209,102	$209,148	$209,155

	December 31,
	2016	2015	2014	2013	2012
Total assets (1)	$114,131,272	$253,132,775	$345,739,710	$407,779,379	$429,742,675
Long-term debt and seller's credit (1)	$35,185,385	$129,596,269	$159,155,525	$190,672,166	$204,807,586
Partners' equity	$76,049,020	$100,608,283	$158,579,342	$186,047,883	$194,053,315
(1)  As of March 31, 2016, we retrospectively adopted Accounting Standards Update No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which revised the presentation of debt issuance costs. Prior periods have been adjusted as a result of our adoption of this new accounting standard.

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

Overview

We operated as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our Interests in Capital Assets. After these proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We invested and reinvested in Capital Assets from time to time during our five-year operating period. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. If our Investment Manager believes it would benefit our limited partners to reinvest the proceeds received from investments in additional investments during the liquidation period, our Investment Manager may do so. Our Investment Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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

Our Investment Manager is cautiously optimistic that the U.S. economy’s recovery will continue throughout 2017 and into 2018. An overall improvement in the unemployment rate, which was 4.7% as of December 31, 2016, as well as price increases in energy and other commodities, have resulted in stock market gains and an increase in loan prices. However, continued increases in the U.S. dollar could have an adverse impact on net exports and energy and other commodity prices.

The equipment financing industry has encountered significant challenges over the past several years as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2016, 2015 and 2014:

Telecommunications Equipment

Between February 2010 and June 2011, we purchased telecommunications equipment for $17,230,869 that was leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  Each of the three leases was for a period of 36 months. On each of February 28, 2013, February 28, 2014 and May 30, 2014, Global Crossing exercised its options to purchase the telecommunications equipment at lease expiration for $641,942, $1,423,423 and $794,164, respectively. No gain or loss was recorded as a result of the transactions.

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

During the three months ended September 30, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, commencing with the quarterly assessment for the three months ended September 30, 2015, we also considered the then current fair market value of the vessels, in addition to updating the quarterly undiscounted cash flows, to account for the possibility that we might take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the then current fair market values, we estimated the recoverable amount of Geden’s obligations to us associated with the Amazing and the Fantastic and recorded additional credit losses based on the quarterly analyses. For the year ended December 31, 2015, we recorded an aggregate credit loss of $24,160,583 related to the Amazing and the Fantastic.

In April 2016, our Investment Manager was informed by Geden that it would redeliver the Amazing and the Fantastic to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the vessels. As a result, during the year ended December 31, 2016, our Investment Manager determined to record additional credit losses based primarily on the then current fair market value of the vessels at each reporting period. For the year ended December 31, 2016, we recorded an aggregate credit loss of $2,645,555 related to the Amazing and the Fantastic.

We accounted for the leases related to the Amazing and the Fantastic on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the leases were considered impaired as of December 31, 2014. Subsequently, no finance income was recognized. For the year ended December 31, 2014, we recognized finance income of $2,041,752, of which $2,190,250 was recognized on cash basis, related to the Amazing and the Fantastic. As of December 31, 2015, our net investment in finance leases related to the Amazing and the Fantastic was $11,904,077 and $11,741,477, respectively.

On July 5, 2016, the Amazing and the Fantastic were redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for a period of five years, effective July 2016. The new charters are classified as operating leases under U.S. generally accepted accounting principles ("U.S. GAAP") and as a result, the vessels were reclassified to "leased equipment at cost" at their then fair market value on our consolidated balance sheet upon commencement of the charters. Commencing 12 months following the effective date, either party can terminate one or both charters on each subsequent anniversary date, provided certain criteria are met. Charter hire payments are expected to vary month-to-month as a result of a profit sharing arrangement set forth in the charters.

In connection with the redelivery of the vessels to us by Geden and the commencement of new charters with Americas Bulk, on July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the long-term debt associated with the Amazing and the Fantastic due to one of the two lenders, Norddeutsche Landesbank Girozentrale (“Nord LB”), net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the year ended December 31, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the long-term debt associated with the two vessels of $10,700,000 that was due to DVB Bank SE (“DVB”) with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated.

With respect to the Center, our Investment Manager had assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 and 2014 due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals then on hand. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which had increased since December 31, 2013, and the expected fair market value of the vessel at lease expiration should the purchase obligation not be satisfied.

In April 2016, our Investment Manager was informed by Geden that it would also redeliver the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligation with respect to the vessel. As a result, during the three months ended March 31, 2016, our Investment Manager determined to record a credit loss of $396,762 based primarily on the then current fair market value of the vessel.

We accounted for the lease related to the Center on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the lease was considered impaired during the three months ended March 31, 2016. For the year ended December 31, 2016, we did not recognize any finance income related to the Center. For the years ended December 31, 2015 and 2014, we recognized finance income related to the Center of $8,792,671 and $2,860,189, respectively (of which $8,725,500 and $2,790,500, respectively, was recognized on a cash basis). As of December 31, 2015, our net investment in finance lease related to the Center was $68,108,070.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. The Stena Pooling Arrangement includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At December 31, 2016, the total amount subject to the shortfall provision of $1,467,325 was recognized as deferred revenue on our consolidated balance sheets. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

In connection with the redelivery of the vessel to us by Geden and placing the vessel in the Stena Pooling Arrangement, the non-recourse long-term debt associated with the Center, which was scheduled to mature on June 21, 2016, was extended and refinanced with a new facility agreement with the senior lender as further described below. In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. During 2016, we made repayments on the outstanding balance of the long-term debt totaling $4,770,000 prior to the refinancing. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of 390,000.

On March 29, 2011, we and ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs,” and collectively with the aframax tankers, the “AET Vessels”). The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt with DVB, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt with DVB (collectively with the non-recourse long-term debt associated with the aframax tankers, the “Senior Debt”), and were simultaneously bareboat chartered to AET for a period of 10 years. On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt (the "Sub Debt") from Wafra Investment Advisory Group, Inc. ("Wafra") related to the investment in the AET Vessels.  The Sub Debt was for a period of 60 months and at our option could have been extended for an additional 12 months. The Sub Debt was secured by the equity of ICON AET. On March 31, 2014, we satisfied the Senior Debt obligations associated with the Eagle Otome and the Eagle Subaru by making a final payment of $5,682,978. On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, ICON AET sold the two aframax tankers to third-party purchasers for an aggregate price of $14,821,980. The sale proceeds were used to partially pay down the outstanding principal and interest related to the Sub Debt. As a result, ICON AET recognized an aggregate gain on sale of assets of $2,229,932. During the year ended December 31, 2016 (prior to the sale of ICON AET as further described below) and 2015, due to curing covenant breaches that resulted in restrictions on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt in an aggregate amount of $1,530,000 and $10,112,821, respectively.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of $6,708,694, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding Sub Debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia and assumed all outstanding Senior Debt obligations of $60,786,199 associated with such vessels.

On December 19, 2011, a joint venture owned 40% by us and 60% by ICON ECI Fund Fifteen, L.P. ("Fund Fifteen"), an entity also managed by our Investment Manager, agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin for a period of nine years to commence on the delivery date of the vessel. Gallatin's obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fifteen were $2,597,674 and $3,896,511, respectively. As of December 31, 2015, the joint venture's notes payable to us and Fund Fifteen were $2,614,691 and $3,922,035, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.  The note payable to us is presented as note receivable from joint venture, net of a credit loss of $1,514,498 (as further described below), on our consolidated balance sheets.

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments have ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Our Investment Manager is currently considering certain options, which include, without limitation, repossessing and selling the vessel.

Consequently, as of December 31, 2016, our Investment Manager assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to $8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. An additional credit loss may be recorded by the joint venture in future periods if the collectability assessment of the finance lease continues to be based on collateral value and the fair market value of the vessel decreases from its current estimate. To the extent our investment in the joint venture remains at zero, we will not be allocated any additional credit loss recorded by the joint venture. However, any additional credit loss recorded by the joint venture may result in an additional credit loss being recorded on our note receivable due from the joint venture. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income. Additionally, as collectability of the remaining lease payments is in doubt, finance income will be recognized by the joint venture only to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2016, 2015 and 2014, the joint venture recognized finance income of $1,424,846, $2,164,054 and $2,407,228, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2016 and 2015, the total net investment in finance lease held by the joint venture was $8,000,000 and $17,517,912, respectively, and our total investment in the joint venture was $0 and $1,353,519, respectively. As a result of the credit loss recorded on the joint venture’s finance lease, our Investment Manager determined to record a credit loss of $1,514,498 on the related party note receivable due to us from the joint venture as a result of the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. The related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we recognized interest income prior to the related party note receivable being considered impaired of $307,885, $411,509 and $407,970, respectively, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

On December 20, 2012, ICON Hoegh, LLC ("ICON Hoegh"), a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS, a wholly-owned subsidiary of Hoegh Autoliners Holding AS, for a period of eight years. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of investment in joint venture of $284,448.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by Fund Fifteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels"), from wholly-owned subsidiaries of Ardmore Shipholding Limited ("Ardmore"). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our total contribution to the joint ventures was $4,361,088. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters scheduled to expire on April 3, 2018, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Vessels from Foreguard Shipping for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for 10 years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

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

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blachawk's breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

Packaging Equipment

On July 31, 2009, we, through our wholly-owned subsidiary, ICON Exopack, LLC ("ICON Exopack"), purchased a three-layer blown film extrusion line from Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”) for $2,713,210, which was simultaneously leased to Coveris for 60 months commencing on August 1, 2009.  On September 30, 2009, we purchased an eight color flexographic printing press from Coveris for $3,662,460, which was simultaneously leased to Coveris for 60 months commencing on October 1, 2009. On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended twice for a total of 18 months since the original expiration dates. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Exopack for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris.

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

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. Our contribution to the joint venture was $3,666,221. During 2016 and 2015, due to damage to certain of the assets on lease, the joint venture received a total of $48,076 and $216,023, respectively, based on the stipulated loss values of such assets pursuant to the lease agreement.  As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $4,760 and $11,083 during 2016 and 2015, respectively, of which our share was $1,595 and $3,713, respectively.

On February 15, 2017, Fund Sixteen purchased all of ECI Partners’ limited liability company interests in the joint venture. As a result, the joint venture is owned 33.5% by us and 66.5% by Fund Sixteen.

Auto Manufacturing Equipment

On July 10, 2015, ICON Challenge, LLC ("ICON Challenge"), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, "Challenge") for 60 months. Our contribution to ICON Challenge was $3,993,515. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Notes Receivable

On June 29, 2009, we and Fund Twelve entered into a joint venture for the purpose of making secured term loans in the aggregate amount of $20,000,000 to INOVA Rentals Corporation (f/k/a ARAM Rentals Corporation) and INOVA Seismic Rentals, Inc. (f/k/a ARAM Seismic Rentals Inc.) (collectively, the “INOVA Borrowers”), which were scheduled to mature on August 1, 2014. In 2011, we exchanged our 42.616% ownership interest in the joint venture for our proportionate share of the notes receivable owned by the joint venture, which was subsequently deconsolidated and then terminated. The loans bore interest at 15% per year and were secured by a first priority security interest in all analog seismic system equipment owned by the INOVA Borrowers, among other collateral. On January 31, 2014, the INOVA Borrowers satisfied their obligations in connection with the loans by making a prepayment of $1,367,865. No material gain or loss was recorded as a result of this transaction.

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

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions between the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. Our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss.  During the three months ended September 30, 2015, we recognized an additional credit loss of $7,927,576, which our Investment Manager believed was the most likely outcome derived from its reassessment.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational.  Based upon these factors, our Investment Manager believed that our ultimate collectability of the loan could result in less of a recovery from its prior estimate. As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, we recognized finance income of $984,108 and $3,355,697, respectively, of which no amount was recognized on a cash basis, prior to the loan being considered impaired. As of December 31, 2016 and 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $591,081 for the year ended December 31, 2014.

On June 22, 2012, we made a secured term loan in the amount of $1,855,000 to NTS Communications Inc. and certain of its affiliates (collectively, “NTS”). The loan bore interest at 12.75% per year and was for a period of 60 months. The loan was secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation. On September 27, 2012, we made an additional secured term loan to NTS (the “Second Term Loan”) in the amount of $1,564,500.  The Second Term Loan bore interest at 12.75% per year and was for a period of 57 months.  The Second Term Loan was secured by a first priority security interest in the assets acquired with the proceeds from the Second Term Loan. On June 6, 2014, NTS satisfied their obligations in connection with the two loans by making a prepayment of $3,421,036, comprised of all outstanding principal, accrued interest and a prepayment fee of $129,941. The prepayment fee was recognized as additional finance income.

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

On November 28, 2012, we made a secured term loan in the amount of $4,050,000 to SAExploration, Inc., SAExploration Seismic Services (US), LLC and NES, LLC (collectively, “SAE”) as part of an $80,000,000 term loan facility.  The loan bore interest at 13.5% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in all existing and thereafter acquired assets, including seismic testing equipment, of SAE and its parent company, SAExploration Holdings, Inc. (“SAE Holdings”), and a pledge of all the equity interests in SAE and SAE Holdings.  In addition, we acquired warrants, exercisable until December 5, 2022, to purchase 0.051% of the outstanding common stock of SAE Holdings. On October 31, 2013, we entered into an amendment to the loan agreement with SAE to amend certain provisions and covenant ratios. As a result of the amendment, we received an amendment fee of $30,687. On July 2, 2014, SAE satisfied its obligations in connection with the loan by making a prepayment of $4,591,523, comprised of all outstanding principal, accrued interest and prepayment fees of $449,389. The prepayment fees were recognized as additional finance income. On July 21, 2014, we exercised the warrants and received net cash proceeds of $14,208, which resulted in a loss of $43,126 that was recorded in loss on derivative financial instruments.

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

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the loan to and collateral from Cenveo. The non-recourse long-term debt was scheduled to mature on October 1, 2018 and bore interest at LIBOR plus 6.5% per year. On July 7, 2014, Cenveo made a partial prepayment of $909,747 in connection with the loan, which included a net prepayment fee of $9,747. Simultaneously, we partially paid down our non-recourse long-term debt with NXT by making a prepayment of $575,113. On September 30, 2015, Cenveo satisfied its obligations in connection with the loan in full by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income. As a result of the prepayment by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT in full by making a prepayment of $3,455,535.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt, of which our share was $2,200,000 (the “Partnership Loan”). The Partnership Loan bore interest at 15.5% per year and was scheduled to mature on December 31, 2018. The Loan was secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest would have first been provided to the third-party creditor and then to us.

On June 17, 2014, we and Fund Twelve entered into a secured term loan credit facility agreement with SeaChange Projects LLC (“SeaChange”) to provide a credit facility of up to $7,000,000, of which our commitment was $700,000. On June 20, 2014 and August 20, 2014, we funded $450,000 and $250,000, respectively. The facility was used to partially finance SeaChange’s acquisition and conversion of a containership vessel to meet certain time charter specifications of the Military Sealift Command of the Department of the United States Navy. The facility bore interest at 13.25% per year and was scheduled to mature on February 15, 2018. The facility was secured by, among other things, a first priority security interest in and earnings from the vessel and the equity interests of SeaChange. Due to SeaChange’s inability to meet certain requirements of the Department of the United States Navy, which resulted in the cancellation of the time charter, SeaChange was required to repay all outstanding principal and accrued interest under the facility in accordance with the loan agreement. On September 24, 2014, SeaChange satisfied its obligations by making a prepayment of $719,544, comprised of all outstanding principal and accrued interest.

On July 14, 2014, we, Fund Twelve and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

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

On December 20, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

On December 30, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2016, 2015 and 2014, we incurred or paid acquisition fees to our Investment Manager of $0, $586,841 and $922,917, respectively.

Subsequent Event

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date  (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

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

Critical Accounting Policies
An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

·   Lease classification and revenue recognition;
·   Accounting for vessel revenue and expenses;
·   Asset impairments;
·   Depreciation;
·   Notes receivable and revenue recognition;
·   Credit quality of notes receivable and finance leases and credit loss reserve; and
·   Derivative financial instruments.

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

Contingent rentals are included in the determination of income as they are earned. Contingent rentals based on an existing index or rate are included in the determination of income based on the index or rate at lease commencement, with subsequent changes to the index or rate recognized in income as they are earned.

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

For our vessel operating in a pool, revenue and voyage expenses related to our vessel are pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, is based on points allocated to each participant's vessel based on the number of days such vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. Operating costs related to our vessel participating in the pool, including, without limitation, crewing and maintenance, are typically paid by us. Since we share the net earnings of the pool with the other participants and the pool operates in a spot market, revenue earned by our vessel participating in the pool is subject to fluctuations of such spot market. We recognize pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that is subject to repayment by us based on certain criteria is deferred until the time such criteria are met.

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

Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

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

Results of Operations for the Years Ended December 31, 2016 (“2016”) and 2015 (“2015”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,138,818	44%	$—	—
Platform supply vessels	3,500,490	30%	3,500,490	3%
Asphalt carrier vessel	1,697,300	15%	1,914,261	2%
Motor cargo vessel	1,234,770	11%	—	—
Marine - crude oil tanker (1)	—	—	68,108,070	65%
Marine - dry bulk vessels (2)	—	—	23,645,554	23%
Petrochemical facility	—	—	4,772,088	4%
Trailers	—	—	2,618,464	3%
	$11,571,378	100%	$104,558,927	100%
(1) Upon redelivery to us in June 2016, we reclassified the vessel from "net investment in finance leases" to "vessel" on our consolidated balance sheet.
(2) Upon redelivery to us in July 2016 and entering into new charters that are classified as operating leases, we reclassified the vessels from "net investment in finance leases" to "leased equipment at cost" on our consolidated balance sheet.

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016	2015
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	44%	5%
Gallatin Marine Management, LLC	Offshore support vessel	27%	3%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	21%	2%
Geden Holdings Ltd.	Marine - dry bulk vessels and crude oil tanker	—	72%
		92%	82%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2015, the net carrying value of our finance leases related to Geden was $91,753,624. The three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As our Investment Manager believed that Geden might be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic, commencing with the three months ended December 31, 2014, credit losses were recorded based on the quarterly expected undiscounted cash flows comprised of the estimated lease payments to be collected from Geden over the remaining terms of the leases and the expected fair value of the vessels at lease expiration should the purchase obligations not be satisfied. During 2015, in addition to updating the quarterly undiscounted cash flows, we also considered the actual lease payments received for the Amazing and the Fantastic for each reporting period and the then current fair market value of the vessels to account for the possibility that we might take the vessels back from Geden prior to lease expiration.  Based upon the updated quarterly analyses and as a result of the continuing decline in fair value of the vessels and charter rates, an aggregate credit loss of $24,160,583 was recorded as of December 31, 2015 related to the Amazing and the Fantastic.

With respect to the Center, our Investment Manager had assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals then on hand. As a result, we had been accounting for the lease on a non-accrual basis and finance income was recognized on a cash basis.

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

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet at the then fair market value of $48,000,000. Our Investment Manager recorded an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for a period of five years, effective July 2016. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified to "leased equipment at cost" at their then fair market value on our consolidated balance sheet upon commencement of the charters. For the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic upon redelivery based on their then aggregate fair market values of $21,000,000 as of June 30, 2016.

During 2016 and 2015, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. Accordingly, all cash receipts during 2015 related to the Amazing and the Fantastic were applied to minimum rents receivable (see “Significant Transactions” above).

During 2016, we did not recognize any finance income related to the Center as it was considered impaired during the three months ended March 31, 2016. During 2015, we recognized finance income of $8,792,671 (of which $8,725,500 was recognized on a cash basis) related to the Center (see “Significant Transactions” above).

The loan related to VAS was considered impaired during the three months ended December 31, 2014. During 2015, we recognized an additional credit loss of $2,092,154 prior to the sale of our interest in the loan to GB for $806,924 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized in 2015. Finance income recognized on the loan prior to recording the credit loss was $591,081 in 2014 (see “Significant Transactions” above).

As of December 31, 2016 and 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively. During the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Accordingly, we recognized a credit loss of $15,921,795, placed the loan on non-accrual status and ceased to recognize finance income. On September 28, 2015, JAC entered receivership. As a result, our Investment Manager reassessed our collectability of the loan and recognized an additional credit loss of $7,927,576 during the three months ended September 30, 2015. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational.  Based upon these factors, our Investment Manager believed that our ultimate collectability of the loan might result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment and considered the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016 and as a result, we recorded an additional credit loss of $4,772,088. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize finance income for 2016. For 2015 and 2014, we recognized finance income of $984,108 and $3,355,697, respectively, of which no amount was recognized on a cash basis, prior to the loan being considered impaired (see “Significant Transactions” above).

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

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$47,023,912	70%	$106,074,620	97%
Marine - dry bulk vessels	20,583,746	30%	—	—
Packaging equipment	—	—	2,720,919	3%
	$67,607,658	100%	$108,795,539	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016	2015
AET Inc. Limited	Marine - crude oil tankers	75%	88%
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	19%	—
		94%	88%

Revenue and other income for 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Finance income	$1,126,919	$12,202,464	$(11,075,545)
Rental income	8,950,262	21,413,319	(12,463,057)
Pool revenue	2,064,596	—	2,064,596
Income from investment in joint ventures	320,115	2,474,158	(2,154,043)
Gain on extinguishment of debt	2,343,762	—	2,343,762
Gain on sale of assets, net	—	15,314	(15,314)
Gain on sale of subsidiaries	6,708,694	—	6,708,694
Gain on sale of investment in joint ventures	291,990	—	291,990
Gain on litigation	—	150,000	(150,000)
Other income	144,048	13,315	130,733
Total revenue and other income	$21,950,386	$36,268,570	$(14,318,184)

Total revenue and other income for 2016 decreased $14,318,184, or 39.5%, as compared to 2015. The decrease was primarily due to decreases in (i) rental income primarily due to the sale of interests of ICON AET and ICON Exopack in June 2016, as well as the sale of assets previously on lease to CAM Leasing upon lease expiration in 2015, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk during 2016, (ii) finance income primarily as a result of our finance lease related to the Center and our loan related to JAC being considered impaired resulting in no income recognition related to such assets during 2016, as well as the prepayment of certain notes receivable primarily during 2015 and (iii) income from investment in joint ventures primarily due to our share of the impairment loss recorded on the AMC Ambassador during 2016 and a decrease in income recognized during 2016 as a result of the sale of the Ardmore Vessels in April 2016. These decreases were partially offset by (a) a gain on sale of subsidiaries recorded during 2016 due to the sale of interests of ICON AET and ICON Exopack, (b) a gain on extinguishment of debt recorded in 2016 upon repayment of the prior facility related to the Amazing and the Fantastic at a discount, (c) pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016 and (d) a gain on sale of investment in joint ventures recorded during 2016 due to the sale of interests of ICON Challenge and ICON Hoegh in June 2016.

Expenses for 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Management fees	$869,053	$2,033,788	$(1,164,735)
Administrative expense reimbursements	1,519,571	1,597,312	(77,741)
General and administrative	3,048,745	2,385,601	663,144
Credit loss, net	15,875,657	54,836,335	(38,960,678)
Depreciation	5,410,687	9,945,714	(4,535,027)
Interest	4,104,608	6,774,484	(2,669,876)
Vessel operating expenses	4,796,285	—	4,796,285
Loss on derivative financial instruments	1,211,654	1,422,647	(210,993)
Total expenses	$36,836,260	$78,995,881	$(42,159,621)

Total expenses for 2016 decreased $42,159,621, or 53.4%, as compared to 2015. The decrease in total expenses was primarily due to decreases in (i) credit losses recorded related to JAC, the Amazing and the Fantastic, and no credit loss recorded related to VAS, partially offset by the credit losses recorded related to the Center and the note receivable from joint venture, each in 2016, (ii) depreciation primarily due to the sale of interests of ICON AET and ICON Exopack in June 2016, as well as the sale of assets previously on lease to CAM Leasing during 2015, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016, (iii) interest expense primarily due to the repayment of the Sub Debt with Wafra upon the sale of interests of ICON AET and partial repayments on our debt obligations related to the vessels previously on lease to Geden and (iv) management fees primarily due to the sale and prepayment of several investments during or subsequent to 2015. These decreases were partially offset primarily by vessel operating expenses recorded during 2016 related to dry-docking costs and operating expenses incurred subsequent to the redelivery of the Center to us by Geden.

Net (Loss) Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $4,884,652, from $5,666,273 in 2015 to $781,621 in 2016. The decrease was primarily due to a lower credit loss recorded on our consolidated joint venture related to JAC, partially offset by lower income allocated to ICON AET following the sale of our interests in such joint venture in 2016.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for 2016 and 2015 was $14,104,253 and $37,061,038, respectively. Net loss attributable to us per weighted average Interest outstanding for 2016 and 2015 was $53.96 and $141.79, respectively.

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$68,108,070	65%	$68,040,899	37%
Marine - dry bulk vessels	23,645,554	23%	49,964,886	27%
Petrochemical facility	4,772,088	5%	31,976,805	17%
Platform supply vessels	3,500,490	3%	3,598,174	2%
Trailers	2,618,464	2%	2,643,487	2%
Asphalt carrier vessel	1,914,261	2%	2,135,251	1%
Manufacturing equipment	—	—	9,957,724	6%
Printing equipment	—	—	6,582,292	4%
Energy equipment	—	—	2,939,164	2%
Aircraft parts	—	—	2,899,078	2%
	$104,558,927	100%	$180,737,760	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Geden Holdings Ltd.	Marine - dry bulk vessels and crude oil tanker	72%	37%
Jurong Aromatics Corporation Pte. Ltd.	Petrochemical facility	8%	25%
		80%	62%

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

Finance income recognized on the leases related to Geden for 2015 and 2014 was $8,792,671 and $4,901,941, respectively. The increase in finance income recognized in 2015 was related to the lease for the Center as a result of increased cash receipts in 2015 as compared to 2014. We recognized finance income on the Center only to the extent cash was received. No finance income was recognized in 2015 related to the leases for the Amazing and the Fantastic as these financing receivables were considered impaired during the three months ended December 31, 2014. Accordingly, all cash receipts during 2015 related to the Amazing and the Fantastic were applied to minimum rents receivable (see “Significant Transactions” above).

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

As of December 31, 2015 and 2014, our net investment in note receivable related to JAC was $4,772,088 and $31,976,805, respectively. During the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Accordingly, we recognized a credit loss of $15,921,795 and placed the loan on non-accrual status. On September 28, 2015, JAC entered receivership. As a result, we reassessed our collectability of the loan and recognized an additional credit loss of $7,927,576 during the three months ended September 30, 2015. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the expected tolling arrangement. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational.  Based upon these factors, our Investment Manager believes that our ultimate collectability of the loan may result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. No finance income was recognized since the date the loan was considered impaired during the three months ended June 30, 2015. During 2015 and 2014, we recognized finance income of $984,108 and $3,355,697, respectively, of which no amount was recognized on a cash basis, prior to the loan being considered impaired (see “Significant Transactions” above).

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

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2015		2014
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tankers	$106,074,620	97%	$114,864,691	94%
Packaging equipment	2,720,919	3%	3,220,856	2%
Motor coaches	—	—	4,665,392	4%
	$108,795,539	100%	$122,750,939	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2015 and 2014, one customer generated a significant portion (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
AET Inc. Limited	Marine - crude oil tankers	88%	88%

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$12,202,464	$13,409,240	$(1,206,776)
Rental income	21,413,319	24,003,996	(2,590,677)
Income from investment in joint ventures	2,474,158	1,145,516	1,328,642
Gain on sale of assets, net	15,314	2,266,237	(2,250,923)
Gain on litigation	150,000	—	150,000
Other income	13,315	45,042	(31,727)
Total revenue and other income	$36,268,570	$40,870,031	$(4,601,461)

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

Financial Condition

This section discusses the major balance sheet variances at December 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $139,001,503, from $253,132,775 at December 31, 2015 to $114,131,272 at December 31, 2016. The decrease was primarily due to (i) the sale of our interests in ICON AET in June 2016, (ii) repayments on certain long-term debt and our revolving line of credit, (iii) credit losses recorded in 2016 related to the three leases with Geden and the note receivable due from JAC, (iv) distributions paid to our partners and noncontrolling interests and (v) depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $103,356,220, from $141,430,194 at December 31, 2015 to $38,073,974 at December 31, 2016. The decrease was primarily due to (i) repayments on our long-term debt and revolving line of credit, and the assumption of our debt obligations by an unaffiliated third party as a result of the sale of our interests in ICON AET, (ii) Geden’s forfeiture of the seller’s credit associated with the Center during 2016 and (iii) the expiration of an interest rate swap associated with the Center, and the assumption of interest rate swaps by the unaffiliated third party purchaser related to ICON AET.

Equity

Equity decreased $35,645,283, from $111,702,581 at December 31, 2015 to $76,057,298 at December 31, 2016. The decrease was primarily due to (i) our net loss in 2016, (ii) distributions paid to our partners and noncontrolling interests and (iii) the deconsolidation of ICON AET upon the sale of our interests in such joint venture in 2016.

Liquidity and Capital Resources

Summary

At December 31, 2016 and 2015, we had cash and cash equivalents of $19,452,937 and $9,281,044, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2016, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(1,317,168)	$21,947,701	$20,165,665
Investing activities	51,842,325	21,884,561	36,181,914
Financing activities	(40,353,264)	(47,104,470)	(53,320,952)
Net increase (decrease) in cash and cash equivalents	$10,171,893	$(3,272,208)	$3,026,627

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities
Cash flows from operating activities changed by $23,264,869, from a source of cash of $21,947,701 in 2015 to a use of cash of $1,317,168 in 2016. The decrease primarily related to (i) less cash generated from our investments in 2016 due to certain prepayments by our borrowers and lessees and the sale of certain investments during or subsequent to 2015, (ii) a decrease during 2016 in the release of restricted cash that was related to rental receipts that were previously restricted to pay down certain non-recourse long-term debt and (iii) the timing of cash payments and cash receipts from year-to-year.
Investing Activities
Cash provided by investing activities increased $29,957,764, from $21,884,561 in 2015 to $51,842,325 in 2016.  The increase was primarily due to (i) proceeds received from the sale of certain subsidiaries and joint ventures to unaffiliated third parties, (ii) investments in joint ventures that we entered into during 2015 related to Challenge and Fugro with no comparable investments made in 2016, (iii) an increase in distributions received from joint ventures in excess of profits primarily due to proceeds received from the sale of the Ardmore Vessels and (iv) an increase in principal received in 2016 on the finance lease related to the Center as cash receipts from Geden were applied to principal following its impairment in 2016 as compared to finance income in 2015. These increases were partially offset by (a) a decrease in principal received on notes receivable due to the prepayment of several notes receivable primarily during 2015, (b) investments in notes receivable that we entered into during 2016 related to CFL and LSC with no comparable investments made in 2015 and (c) proceeds received from the sale of assets previously on lease to CAM Leasing during 2015 with no comparable proceeds received during 2016.
Financing Activities
Cash used in financing activities decreased $6,751,206, from $47,104,470 in 2015 to $40,353,264 in 2016.  The decrease was primarily due to decreases in distributions to partners and repayments on our long-term debt during 2016, which were partially offset by (i) the repayment of our revolving line of credit in 2016, which we drew down in 2015 and (ii) the payment of debt financing costs in connection with the refinancing transactions with DVB during 2016.

Financings and Borrowings
Long-Term Debt
 As of December 31, 2016, our non-recourse long-term debt obligations were $35,185,385. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which was reduced in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. The guarantee was terminated in July 2016 upon consummation of a refinancing transaction. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $67,607,658. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we entered into a loan agreement with DVB and Nord LB under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. The loan was scheduled to mature on September 30, 2017. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rate of 4.9825% and maturity date remained the same for the loan. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the loan agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lenders of non-compliance with a financial covenant as a result of a decrease in the fair market value of the Amazing and the Fantastic.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the year ended December 31, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels "Bulk Progress" and "Bulk Power", and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender. In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel "Shamrock", and placing the vessel in the Stena Pooling Arrangement. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Center totaling $4,770,000. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000.

As of December 31, 2015, we had Senior Debt and Sub Debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia. At December 31, 2015, $1,000,000, representing the minimum cash requirement under the Senior Debt loan agreement, was included in restricted cash. During the year ended December 31, 2015 and the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt with Wafra in an aggregate amount of $10,112,821 and $1,530,000, respectively. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, we satisfied in full the outstanding balance of the Sub Debt of $529,660.  In addition, as part of the sale of interests of ICON AET, the third party purchaser assumed all outstanding Senior Debt obligations of $60,786,199 associated with the Eagle Vermont and the Eagle Virginia.

As of December 31, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.
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

Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We paid distributions to our limited partners in the amount of $10,350,460, $20,700,921 and $20,701,136 in 2016, 2015 and 2014, respectively.  We paid distributions to our General Partner in the amount of $104,550, $209,100 and $209,102 in 2016, 2015 and 2014, respectively. We paid distributions to our noncontrolling interests in the amount of $263,739, $24,751 and $53,400 in 2016, 2015 and 2014, respectively. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Partnership Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

At December 31, 2016, we had long-term debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2016, our outstanding non-recourse long-term indebtedness totaled $35,185,385.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2016:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$35,862,500	$3,350,000	$7,337,500	$25,175,000	$—
Long-term debt interest*	5,661,496	1,549,963	2,643,538	1,467,995	—
	$41,523,996	$4,899,963	$9,981,038	$26,642,995	$—

*Based on fixed or variable rates in effect at December 31, 2016.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2016, we had restricted cash of $1,500,000.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable. As of December 31, 2016, the principal balance on our fixed-rate notes receivable was $13,240,973.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimates can have a material effect on these estimated fair values. The following fair values were determined using the discount rates that we believe our outstanding fixed-rate notes receivable would warrant as of December 31, 2016 and are indicative of the interest rate environment as of December 31, 2016, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of the principal balance on our fixed-rate notes receivable was $12,972,324 as of December 31, 2016.

We currently have three outstanding notes payable, which constitute our non-recourse long-term debt obligations. The interest rates for our non-recourse long-term debt obligations are variable interest rates. As of December 31, 2016, our variable non-recourse long-term debt obligations do not have hedging arrangements. To the extent interest rates fluctuate significantly, our interest expense will fluctuate accordingly.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented as a result of the adoption of the of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” effective December 15, 2015.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2017

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets

Cash and cash equivalents	$19,452,937	$9,281,044
Restricted cash	1,500,000	3,150,000
Vessel (less accumulated depreciation of $976,088)	47,023,912	—
Net investment in finance leases	—	91,753,624
Leased equipment at cost (less accumulated depreciation
of $416,254 and $45,640,228, respectively)	20,583,746	108,795,539
Net investment in notes receivable	11,571,378	12,805,303
Note receivable from joint venture	1,329,483	2,614,691
Investment in joint ventures	9,441,801	24,048,141
Other assets	3,228,015	684,433
Total assets	$114,131,272	$253,132,775
Liabilities and Equity
Liabilities:
Long-term debt	$35,185,385	$120,831,074
Derivative financial instruments	—	4,005,922
Deferred revenue	1,467,325	1,617,210
Due to General Partner and affiliates, net	204,430	903,809
Revolving line of credit, recourse	—	4,500,000
Seller's credit	—	8,765,195
Accrued expenses and other liabilities	1,216,834	806,984
Total liabilities	38,073,974	141,430,194

Commitments and contingencies (Note 15)

Equity:
Partners' equity:
Limited partners	77,588,121	101,901,791
General Partner	(1,539,101)	(1,293,508)
Total partners' equity	76,049,020	100,608,283
Noncontrolling interests	8,278	11,094,298
Total equity	76,057,298	111,702,581
Total liabilities and equity	$114,131,272	$253,132,775

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
Revenue and other income:
Finance income	$1,126,919	$12,202,464	$13,409,240
Rental income	8,950,262	21,413,319	24,003,996
Pool revenue	2,064,596	—	—
Income from investment in joint ventures	320,115	2,474,158	1,145,516
Gain on extinguishment of debt	2,343,762	—	—
Gain on sale of assets, net	—	15,314	2,266,237
Gain on sale of subsidiaries	6,708,694	—	—
Gain on sale of investment in joint ventures	291,990	—	—
Gain on litigation	—	150,000	—
Other income	144,048	13,315	45,042
Total revenue and other income	21,950,386	36,268,570	40,870,031
Expenses:
Management fees	869,053	2,033,788	2,478,049
Administrative expense reimbursements	1,519,571	1,597,312	1,675,514
General and administrative	3,048,745	2,385,601	2,607,943
Credit loss, net	15,875,657	54,836,335	15,412,805
Depreciation	5,410,687	9,945,714	11,678,140
Interest	4,104,608	6,774,484	8,894,664
Vessel operating expenses	4,796,285	—	—
Loss on derivative financial instruments	1,211,654	1,422,647	2,344,725
Total expenses	36,836,260	78,995,881	45,091,840
Net loss	(14,885,874)	(42,727,311)	(4,221,809)
Less: net (loss) income attributable to noncontrolling interests	(781,621)	(5,666,273)	2,329,316
Net loss attributable to Fund Fourteen	$(14,104,253)	$(37,061,038)	$(6,551,125)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(13,963,210)	$(36,690,428)	$(6,485,614)
General Partner	(141,043)	(370,610)	(65,511)
	$(14,104,253)	$(37,061,038)	$(6,551,125)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,764
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(53.96)	$(141.79)	$(25.06)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	258,772	$186,487,068	$(439,185)	$186,047,883	$14,336,793	$200,384,676

Net (loss) income	—	(6,485,614)	(65,511)	(6,551,125)	2,329,316	(4,221,809)
Repurchase of limited partnership interests	(11)	(7,178)	—	(7,178)	—	(7,178)
Distributions	—	(20,701,136)	(209,102)	(20,910,238)	(53,400)	(20,963,638)
Investment by noncontrolling interests	—	—	—	—	21,706	21,706
Balance, December 31, 2014	258,761	159,293,140	(713,798)	158,579,342	16,634,415	175,213,757

Net loss	—	(36,690,428)	(370,610)	(37,061,038)	(5,666,273)	(42,727,311)
Distributions	—	(20,700,921)	(209,100)	(20,910,021)	(24,751)	(20,934,772)
Investment by noncontrolling interests	—	—	—	—	150,907	150,907
Balance, December 31, 2015	258,761	101,901,791	(1,293,508)	100,608,283	11,094,298	111,702,581

Net loss	—	(13,963,210)	(141,043)	(14,104,253)	(781,621)	(14,885,874)
Distributions	—	(10,350,460)	(104,550)	(10,455,010)	(263,739)	(10,718,749)
Deconsolidation of subsidiary	—	—	—	—	(10,054,430)	(10,054,430)
Investment by noncontrolling interests	—	—	—	—	13,770	13,770
Balance, December 31, 2016	258,761	$77,588,121	$(1,539,101)	$76,049,020	$8,278	$76,057,298

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(14,885,874)	$(42,727,311)	$(4,221,809)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income, net of costs and fees	175,643	567,052	(2,977,149)
Income from investment in joint ventures	(320,115)	(2,209,330)	(1,145,516)
Net gain on sale of assets	—	(15,314)	(2,266,237)
Depreciation	5,410,687	9,945,714	11,678,140
Credit loss, net	15,875,657	54,836,335	15,412,805
Interest expense from amortization of debt financing costs	412,923	693,413	403,207
Interest expense from amortization of seller's credit	234,805	449,003	426,000
Paid-in-kind interest	(246,307)	(1,769,429)	—
Loss (gain) on derivative financial instruments	537,861	(1,373,552)	(855,915)
Gain on sale of subsidiaries	(6,708,694)	—	—
Gain on sale of investment in joint ventures	(291,990)	—	—
Gain on extinguishment of debt	(2,343,762)	—	—
Changes in operating assets and liabilities:
Restricted cash	650,000	4,167,126	3,543,838
Other assets	(2,574,640)	324,298	3,279,087
Accrued expenses and other liabilities	1,191,711	(1,991,792)	(3,870,677)
Deferred revenue	1,063,764	(748,682)	(862,071)
Due to General Partner and affiliates	(699,379)	(267,476)	303,642
Distributions from joint ventures	1,200,542	2,067,646	1,318,320
Net cash (used in) provided by operating activities	(1,317,168)	21,947,701	20,165,665
Cash flows from investing activities:
Proceeds from sale of equipment	—	4,025,000	16,599,540
Principal received on finance leases	4,164,554	2,158,751	835,975
Investment in joint ventures	(56)	(7,098,579)	(9,142,768)
Distributions received from joint ventures in excess of profits	6,214,770	2,418,747	911,615
Investment in notes receivable	(6,372,790)	—	(10,046,538)
Principal and sale proceeds received on notes receivable	2,676,000	20,380,642	37,024,090
Proceeds from sale of subsidiaries, net of cash transferred	37,356,658	—	—
Proceeds from sale of investment in joint ventures	7,803,189	—	—
Net cash provided by investing activities	51,842,325	21,884,561	36,181,914
Cash flows from financing activities:
Payment of debt financing costs	(690,000)	—	—
Repayment of long-term debt	(24,458,285)	(30,678,105)	(32,371,842)
Proceeds from revolving line of credit, recourse	1,500,000	4,500,000	—
Repayment of revolving line of credit, recourse	(6,000,000)	—	—
Investment by noncontrolling interests	13,770	8,407	21,706
Distributions to noncontrolling interests	(263,739)	(24,751)	(53,400)
Distributions to partners	(10,455,010)	(20,910,021)	(20,910,238)
Repurchase of limited partnership interests	—	—	(7,178)
Net cash used in financing activities	(40,353,264)	(47,104,470)	(53,320,952)
Net increase (decrease) in cash and cash equivalents	10,171,893	(3,272,208)	3,026,627
Cash and cash equivalents, beginning of year	9,281,044	12,553,252	9,526,625
Cash and cash equivalents, end of year	$19,452,937	$9,281,044	$12,553,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,282,965	$9,240,196	$9,005,223
Supplemental disclosure of non-cash financing and investing activities:
Deconsolidation of subsidiary - noncontrolling interests	$10,054,430	$—	$—
Balance due to noncontrolling interest deemed contribution	$—	$142,500	$—
Acquisition fee payable to Investment Manager	$—	$487,500	$—

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

(1)	Organization
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) was formed on August 20, 2008 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

We engaged in one business segment, the business of investing in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective, we: (i) acquired a diversified portfolio by making investments in Capital Assets; (ii) paid monthly distributions, at our general partner’s discretion, to our partners commencing, with respect to each partner, the month following such partner’s admission to us and continued until the end of the operating period; (iii) reinvested substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our partners during our liquidation period.

Our general partner is ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets. Our General Partner has engaged ICON Capital as our investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on May 18, 2009 and ended on May 18, 2011. We offered limited partnership interests (the "Interests") on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours.

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000. During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, we paid the following fees in connection with the offering of our Interests: (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to CION Securities, LLC, an affiliate of our General Partner and the dealer-manager of our offering (“CION Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partners’ equity.

With the proceeds from the sale of Interests, we invested in a diverse pool of Capital Assets and established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.

Our operating period commenced on May 19, 2011 and ended on May 18, 2016. On May 19, 2016, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. If our Investment Manager believes it would benefit our limited partners to reinvest the proceeds received from investments in additional investments during the liquidation period, our Investment Manager may do so. Our Investment Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

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
December 31, 2016

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

Our cash and cash equivalents are held principally at three financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the years ended December 31, 2016, 2015 and 2014, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable long-term debt agreements. As a result, these changes in restricted cash were classified within cash flows from operating activities for the years ended December 31, 2016, 2015 and 2014.

Debt Financing Costs
Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement are capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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
December 31, 2016

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

Contingent rentals are included in the determination of income as they are earned. Contingent rentals based on an existing index or rate are included in the determination of income based on the index or rate at lease commencement, with subsequent changes to the index or rate recognized in income as they are earned.

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

For our vessel operating in a pool, revenue and voyage expenses related to our vessel are pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, is based on points allocated to each participant's vessel based on the number of days such vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. Operating costs related to our vessel participating in the pool, including, without limitation, crewing and maintenance, are typically paid by us. Since we share the net earnings of the pool with the other participants and the pool operates in a spot market, revenue earned by our vessel participating in the pool is subject to fluctuations of such spot market. We recognize pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that is subject to repayment by us based on certain criteria is deferred until the time such criteria are met.

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
December 31, 2016

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

Initial Direct Costs
We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Investment Manager of 2.5% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated are expensed.

Warrants
Warrants held by us were not registered for public sale and were revalued on a quarterly basis. The revaluation of warrants was calculated using the Black-Scholes-Merton option pricing model. The assumptions utilized in the Black-Scholes-Merton option pricing model included share price, strike price, expiration date, risk-free rate and the volatility percentage. The change in the fair value of warrants was recognized as a component of loss (gain) on derivative financial instruments in the consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

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

Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense in our consolidated statements of operations. We are currently under examination by the New York City Department of Finance related to UBT. The tax years that remain open for examination include from 2012 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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
December 31, 2016

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

(3)	Net Investment in Notes Receivable
As of December 31, 2016, we had net investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved. As of December 31, 2015, we had net investment in notes receivable on non-accrual status of $33,393,546, of which we recorded a credit loss reserve of $28,621,458.

As of December 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan (as defined elsewhere in this Note 3) are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	December 31,
	2016	2015
Principal outstanding(1)	$43,699,502	$39,592,502
Initial direct costs	2,414,038	2,627,650
Deferred fees	(1,148,616)	(793,391)
Credit loss reserve(2)	(33,393,546)	(28,621,458)
Net investment in notes receivable(3)	$11,571,378	$12,805,303

(1) As of December 31, 2016 and 2015, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC (defined below).
(2) As of December 31, 2016 and 2015, the credit loss reserve of $33,393,546 and $28,621,458, respectively, was related to JAC.
(3) As of December 31, 2016 and 2015, net investment in notes receivable related to our impaired loan was $0 and $4,772,088, respectively.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the loan to equity and/or a restructuring of the loan, our Investment Manager believed that we may potentially not be able to recover approximately $6,400,000 to $22,300,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, we recognized a credit loss of $15,921,795, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. During the three months ended June 30, 2015, we placed the loan on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions between the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated.  As a result, JAC entered receivership on September 28, 2015. Our Investment Manager reassessed the collectability of the loan by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the loan to equity and/or restructuring the loan in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that we may potentially not be able to recover approximately $19,400,000 to $24,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss.  During the three months ended September 30, 2015, we recognized an additional credit loss of $7,927,576, which our Investment Manager believed was the most likely outcome derived from its reassessment.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. Our Investment Manager updated the collectability analysis under the loan as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, us, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational.  Based upon these factors, our Investment Manager believed that our ultimate collectability of the loan could result in less of a recovery from its prior estimate. As a result, our Investment Manager determined to record an additional credit loss of $4,772,087, which our Investment Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, we recognized finance income of $984,108 and $3,355,697, respectively, of which no amount was recognized on a cash basis, prior to the loan being considered impaired. As of December 31, 2016 and 2015, our net investment in note receivable related to JAC was $0 and $4,772,088, respectively.

On February 29, 2012, we made a secured term loan in the amount of $6,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $1,895,957 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $2,899,078. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $1,087,993 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $806,924. As a result, we recorded an additional credit loss of $1,004,161 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $3,988,111 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $591,081 for the year ended December 31, 2014.

On September 10, 2012, we made a secured term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bore interest at 12% per

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

On September 16, 2013, we made a secured term loan in the amount of $9,000,000 to Cenveo Corporation (“Cenveo”). The loan bore interest at the London Interbank Offered Rate ("LIBOR"), subject to a 1% floor, plus 11.0% per year, and was for a period of 60 months. The loan was secured by a first priority security interest in specific equipment used to produce, print, fold, and package printed commercial envelopes. On July 7, 2014, Cenveo made a partial prepayment of $909,747 in connection with the loan, which included a net prepayment fee of $9,747. On September 30, 2015, Cenveo satisfied its obligations in connection with the loan in full by making a prepayment of $5,675,625, comprised of all outstanding principal, accrued interest and a prepayment fee of $108,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, Fund Twelve and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

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
December 31, 2016

which included a prepayment fee of $67,500. The prepayment fee was recognized as additional finance income. On August 6, 2015, NARL satisfied its obligations in full by making a prepayment of $1,079,963 pursuant to the excess cash sweep provision of the loan agreement, comprised of all outstanding principal and unpaid interest.

On December 20, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

On December 30, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan agreement with Lubricating Specialties Company (“LSC”) to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

Credit loss allowance activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$5,902,599
Provisions	2,758,088
Write-offs, net of recoveries	(2,958,795)
Allowance for credit loss as of December 31, 2014	$5,701,892
Provisions	30,675,752
Write-offs, net of recoveries	(7,756,186)
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$33,393,546

(4)	Net Investment in Finance Leases
As of December 31, 2016, we no longer owned equipment subject to finance leases in our portfolio. As of December 31, 2015, we had net investment in finance leases on non-accrual status of $91,753,624, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2016	2015
Minimum rents receivable (1)	$—	$156,434,921
Initial direct costs	—	880,958
Unearned income	—	(28,755,186)
	—	128,560,693
Credit loss reserve (2)	—	(36,807,069)
Net investment in finance leases	$—	$91,753,624

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
December 31, 2016

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

During the three months ended September 30, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. As a result, commencing with the quarterly assessment for the three months ended September 30, 2015, we also considered the then current fair market value of the vessels, in addition to updating the quarterly undiscounted cash flows, to account for the possibility that we might take the vessels back from Geden prior to lease expiration. Utilizing a weighted average probability approach on the quarterly undiscounted cash flows and the then current fair market values, we estimated the recoverable amount of Geden’s obligations to us associated with the Amazing and the Fantastic and recorded additional credit losses based on the quarterly analyses. For the year ended December 31, 2015, we recorded an aggregate credit loss of $24,160,583 related to the Amazing and the Fantastic.

In April 2016, our Investment Manager was informed by Geden that it would redeliver the Amazing and the Fantastic to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the vessels. As a result, during the year ended December 31, 2016, our Investment Manager determined to record additional credit losses based primarily on the then current fair market value of the vessels at each reporting period. For the year ended December 31, 2016, we recorded an aggregate credit loss of $2,645,555 related to the Amazing and the Fantastic.

We accounted for the leases related to the Amazing and the Fantastic on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the leases were considered impaired as of December 31, 2014. Subsequently, no finance income was recognized. For the year ended December 31, 2014, we recognized finance income of $2,041,752, of which $2,190,250 was recognized on cash basis, related to the Amazing and the Fantastic. As of December 31, 2015, our net investment in finance leases related to the Amazing and the Fantastic was $11,904,077 and $11,741,477, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On July 5, 2016, the Amazing and the Fantastic were redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power," respectively, and were bareboat chartered to Americas Bulk Transport (BVI) Limited ("Americas Bulk") for a period of five years, effective July 2016. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified to "leased equipment at cost" at their then fair market value on our consolidated balance sheet upon commencement of the charters (see Note 5).

With respect to the Center, our Investment Manager had assessed the collectability of the lease payments due from Geden over the remaining term of the lease as well as Geden’s ability to satisfy its purchase obligation at lease expiration and concluded that no credit loss reserve was required as of December 31, 2015 and 2014 due to the fixed employment of the vessel, prevailing market conditions and various new charter proposals then on hand. As part of this assessment, our Investment Manager considered charter rates for crude oil tankers, which had increased since December 31, 2013, and the expected fair market value of the vessel at lease expiration should the purchase obligation not be satisfied.

In April 2016, our Investment Manager was informed by Geden that it would also redeliver the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligation with respect to the vessel. As a result, during the three months ended March 31, 2016, our Investment Manager determined to record a credit loss of $396,762 based primarily on the then current fair market value of the vessel.

We accounted for the lease related to the Center on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the lease was considered impaired during the three months ended March 31, 2016. For the year ended December 31, 2016, we did not recognize any finance income related to the Center. For the years ended December 31, 2015 and 2014, we recognized finance income related to the Center of $8,792,671 and $2,860,189, respectively (of which $8,725,500 and $2,790,500, respectively, was recognized on a cash basis). As of December 31, 2015, our net investment in finance lease related to the Center was $68,108,070.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the "Stena Pooling Arrangement"). As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from "net investment in finance leases" to "vessel" on our consolidated balance sheet at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was payable to Geden as a result of Geden’s default on the charter.

(5)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	December 31,
	2016	2015
Packaging equipment	$—	$6,535,061
Marine - crude oil tankers	—	147,900,706
Marine - dry bulk vessels	21,000,000	—
Leased equipment at cost	21,000,000	154,435,767
Less: accumulated depreciation	416,254	45,640,228
Leased equipment at cost, less accumulated depreciation	$20,583,746	$108,795,539

Depreciation expense was $4,434,599, $9,945,714 and $11,678,140 for the years ended December 31, 2016, 2015 and 2014, respectively.

Motor Coaches

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

Marine Vessels
On March 29, 2011, we and Fund Twelve entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs,” and collectively with the aframax tankers, the “AET Vessels”). The aframax tankers, the Eagle Otome and the Eagle Subaru, were each acquired for $13,000,000, of which $9,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of three years. The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET for a period of 10 years.

On April 14, 2014 and May 21, 2014, upon expiration of the leases with AET, ICON AET sold the two aframax tankers to third-party purchasers for an aggregate price of $14,821,980. As a result, ICON AET recognized an aggregate gain on sale of assets of $2,229,932.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058.  As a result, we recorded a gain on sale of $6,708,694, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding subordinated debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia, which are on charter to AET, and assumed all outstanding senior debt obligations of $60,786,199 associated with such vessels. For the year ended December 31, 2016, pre-tax income of ICON AET was $1,679,328, of which the pre-tax income attributable to us was $1,265,121. For the year ended December 31, 2015, pre-tax income of ICON AET was $5,393,059, of which the pre-tax income attributable to us was $4,058,294. For the year ended December 31, 2014, pre-tax income of ICON AET was $5,479,519, of which the pre-tax income attributable to us was $3,949,839.

Upon termination of the charters and redelivery of the vessels to us by Geden (see Note 4), we entered into five-year operating leases with Americas Bulk related to the Bulk Progress and the Bulk Power, effective July 6, 2016. The new charters are classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified to "leased equipment at cost" at their then fair market value on our consolidated balance sheet upon commencement of the charters. Commencing 12 months following the effective date, either party can terminate one or both charters on each subsequent anniversary date, provided certain criteria are met. Charter hire payments are expected to vary month-to-month as a result of a profit sharing arrangement set forth in the charters.

Packaging Equipment
We owned packaging and printing equipment through our wholly-owned subsidiary, ICON Exopack, LLC (“ICON Exopack”), which was subject to leases with Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”). On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended twice for a total of 18 months since the original expiration dates.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Exopack for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris. For the years ended December 31, 2016, 2015 and 2014, pre-tax income of ICON Exopack was $195,511, $459,913 and $609,376, respectively.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$348,911
2018	341,356
2019	456,500
2020	640,500
2021	364,000
Thereafter	—
Total (1)	$2,151,267

(1) This amount does not include contingent rentals that may be received under the charters that we entered into with Americas Bulk in July 2016. Contingent rentals in connection with the aforementioned charters of $184,880 was recognized during the year ended December 31, 2016.

(6)	Vessel
Upon termination of the charter and redelivery of the vessel to us by Geden (see Note 4), on July 14, 2016, we entered the Shamrock into the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. The term of the pooling arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At December 31, 2016, the total amount subject to the shortfall provision of $1,467,325 was recognized as deferred revenue on our consolidated balance sheets. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $976,088 for the year ended December 31, 2016.

(7)	Investment in Joint Ventures

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC ("Gallatin") for a period of nine years to commence on the delivery date of the vessel. Gallatin's obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fifteen were $2,597,674 and $3,896,511, respectively. As of December 31, 2015, the joint venture's notes payable to us and Fund Fifteen were $2,614,691 and $3,922,035, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.  The note payable to us is presented as note receivable from joint venture, net of a credit loss of $1,514,498 (as further described below), on our consolidated balance sheets (see also Note 10).

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments have ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Our Investment Manager is currently considering certain options, which include, without limitation, repossessing and selling the vessel.

Consequently, as of December 31, 2016, our Investment Manager assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to $8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. An additional credit loss may be recorded by the joint venture in future periods if the collectability assessment of the finance lease continues to be based on collateral value and the fair market value of the vessel decreases from its current estimate. To the extent our investment in the joint venture remains at zero, we will not be allocated any additional credit loss recorded by the joint venture. However, any additional credit loss recorded by the joint venture may result in an additional credit loss being recorded on our note receivable due from the joint venture. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income. Additionally, as collectability of the remaining lease payments is in doubt, finance income will be recognized by the joint venture only to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2016, 2015 and 2014, the joint venture recognized finance income of $1,424,846, $2,164,054 and $2,407,228, respectively, of which no amount was recognized on cash basis, prior to the finance lease being considered impaired. As of December 31, 2016 and 2015, the total net investment in finance lease held by the joint venture was $8,000,000 and $17,517,912, respectively, and our total investment in the joint venture was $0 and $1,353,519, respectively. As a result of the credit loss recorded on the joint venture’s finance lease, our Investment Manager determined to record a credit loss of $1,514,498 on the related party note receivable due to us from the joint venture as a result of the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt of $6,250,000 associated with the vessel, which has priority over our related party note receivable. The related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we recognized interest income prior to the related party note receivable being considered impaired of $307,885, $411,509 and $407,970, respectively, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Revenue	$1,424,846	$2,164,054	$2,407,228
Net (loss) income	$(7,302,320)	$572,157	$690,167
Our share of net (loss) income	$(1,318,770)	$228,863	$276,067

On December 20, 2012, ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit. The vessel was simultaneously bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. Our contribution to the joint venture was $4,690,802.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of investment in joint venture of $284,448. For the years ended December 31, 2016, 2015 and 2014, our share of pre-tax income recognized by ICON Hoegh was $216,980, $469,463 and $421,802, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the vessels. No significant gain or loss was recorded as a result of these sales.

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years.  Our contribution to the joint venture was $3,666,221. During the years ended December 31, 2016 and 2015, due to damage to certain of the assets on lease, the joint venture received a total of $48,076 and $216,023, respectively, based on the stipulated loss values of such assets pursuant to the lease agreement.  As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $4,760 and $11,083 during the years ended December 31, 2016 and 2015, respectively, of which our share was $1,595 and $3,713, respectively.

On February 15, 2017, Fund Sixteen purchased all of ECI Partners’ limited liability company interests in the joint venture. As a result, the joint venture is owned 33.5% by us and 66.5% by Fund Sixteen.

On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to ICON Challenge was $3,993,515.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale. For the years ended December 31, 2016 and 2015, our share of pre-tax income recognized by ICON Challenge was $192,863 and $204,973, respectively.

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

(8)	Long-Term Debt
As of December 31, 2016 and 2015, we had the following long-term debt:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	December 31,
Counterparty	2016	2015	Maturity	Rate
DVB Bank SE	$35,862,500	$120,239,692	2021	LIBOR + 3.50% and LIBOR + 3.85%
Wafra Investment Advisory Group, Inc.	—	1,985,726	N/A	N/A
	35,862,500	122,225,418
Less: debt issuance costs	677,115	1,394,344
Total long-term debt	$35,185,385	$120,831,074

 As of December 31, 2016, our non-recourse long-term debt obligations were $35,185,385. As of December 31, 2015, our long-term debt obligations of $120,831,074 consisted of non-recourse and recourse long-term debt of $117,331,074 and $3,500,000, respectively. During the year ended December 31, 2015, we provided a guarantee on the debt related to the Amazing and the Fantastic of up to an aggregate of $5,000,000, which was reduced in accordance with the terms of the guarantee. As of December 31, 2015, the debt balance shortfall that we were guaranteeing was an aggregate of $3,500,000. The guarantee was terminated in July 2016 upon consummation of a refinancing transaction (as further described below). All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $67,607,658. As of December 31, 2015, the total carrying value of assets subject to long-term debt was $197,828,244, of which $91,753,624 was related to non-performing assets associated with Geden.

On October 1, 2010, we entered into a loan agreement with DVB Bank SE ("DVB") and Norddeutsche Landesbank Girozentrale (“Nord LB”, and together with DVB, the “lenders”) under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. The loan was scheduled to mature on September 30, 2017 and initially bore interest at a fixed rate of 4.9825% for the first four years. The lenders had a security interest in the Amazing and the Fantastic and an assignment of the charter hire. We paid and capitalized approximately $653,000 in debt financing costs. Subsequently, we restructured the long-term debt associated with the Amazing and the Fantastic on March 31, 2014 to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. Beginning September 29, 2014, the interest rate was floating at LIBOR plus 3.85% as part of the original agreement.  During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we were in non-compliance with a financial covenant. On July 8, 2015, we amended the loan agreement associated with the Amazing and the Fantastic to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. During the three months ended December 31, 2015, we were notified by our lenders of non-compliance with a financial covenant as a result of a decrease in the fair market value of the Amazing and the Fantastic.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the year ended December 31, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels "Bulk Progress" and "Bulk Power," and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated. As of December 31, 2016, we were in compliance with all covenants related to the non-recourse long-term debt associated with the Bulk Progress and the Bulk Power.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was for a period of five years and bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. On March 19, 2014, we restructured the non-recourse long-term debt associated with the Center to amend the repayment stream and financial covenants. The interest rate and maturity date remained the same for the loan. The

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel "Shamrock," and placing the vessel in the Stena Pooling Arrangement. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Center totaling $4,770,000. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000. As of December 31, 2016, we were in compliance with all covenants related to the non-recourse long-term debt associated with the Shamrock.

On March 29, 2011, we, through certain subsidiaries of ICON AET, borrowed $128,000,000 (the “Senior Debt”) in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender had a security interest in the AET Vessels.

On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt (the "Sub Debt") from Wafra Investment Advisory Group, Inc. (“Wafra”) related to the investment in the AET Vessels.  The loan bore interest at 12%, was for a period of 60 months and, at ICON AET’s option, could have been extended for an additional 12 months. The loan was secured by an interest in the equity of ICON AET.

On April 20, 2012, ICON AET was notified of an event of default on the Senior Debt. Due to a change in the fair value of the AET Vessels, a provision in the Senior Debt loan agreement restricted our ability to utilize cash generated by the charters of the AET Vessels as of January 12, 2012 for purposes other than paying the Senior Debt.  Charter payments in excess of the Senior Debt loan service were held in reserve by the Senior Debt lender until such time as the restriction was cured. Once cured, the reserves were to be released to us. While this restriction was in place, we were prevented from applying the charter proceeds to the Sub Debt.

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

As of December 31, 2015, we had Senior Debt and Sub Debt obligations totaling $61,614,488 and $1,985,726, respectively, related to the Eagle Vermont and the Eagle Virginia. At December 31, 2015, $1,000,000, representing the minimum cash requirement under the Senior Debt loan agreement, was included in restricted cash. During the year ended December 31, 2015 and the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the Senior Debt, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt with Wafra in an aggregate amount of $10,112,821 and $1,530,000, respectively. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, we satisfied in full the outstanding balance of the Sub Debt of $529,660.  In addition, as part of the sale of interests of ICON AET, the third party purchaser assumed all outstanding Senior Debt obligations of $60,786,199 associated with the Eagle Vermont and the Eagle Virginia.

On October 31, 2013, we borrowed $5,850,000 of non-recourse long-term debt from NXT Capital, LLC (“NXT”) secured by our interest in the secured term loan to and collateral from Cenveo. The non-recourse loan was scheduled to mature on October 1, 2018 and bore interest at LIBOR plus 6.5% per year. As a result of the partial prepayment by Cenveo, on July 7, 2014, we partially paid down our non-recourse long-term debt with NXT by making a prepayment of $575,113. On September 30, 2015, as a result of the prepayment in full by Cenveo, we satisfied our non-recourse long-term debt obligations with NXT in full by making a prepayment of $3,455,535.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

As of December 31, 2016 and 2015, we had capitalized net debt financing costs of $677,115 and $1,394,344, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized additional interest expense of $381,865, $669,846 and $374,707, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of long-term debt over the next five years and thereafter were as follows at December 31, 2016:

Years Ending December 31,
2017	$3,350,000
2018	3,412,500
2019	3,925,000
2020	4,900,000
2021	20,275,000
Thereafter	—
$35,862,500

(9)	Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $15,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017 and the amount available under the Facility was revised to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate on general advances under the Facility was CB&T’s prime rate. We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2015, we had $4,500,000 outstanding under the Facility. On July 15, 2016, we repaid the outstanding balance under the Facility of $6,000,000. On October 31, 2016, we and CB&T terminated the Facility.

As of December 31, 2015, we had capitalized net debt financing costs relating to our Facility of $31,058, which was included in other assets on our consolidated balance sheets. Upon termination of the Facility in October 2016, we fully amortized the remaining debt financing costs. For the years ended December 31, 2016, 2015 and 2014, we recognized additional interest expense of $31,058, $23,567 and $28,500, respectively, related to the amortization of debt financing costs on our Facility.

(10)	Transactions with Related Parties

We have entered into certain agreements with our General Partner, our Investment Manager and CION Securities, whereby we pay or paid certain fees and reimbursements to these parties.  CION Securities was entitled to receive a 3% dealer-manager fee from the gross proceeds from sales of our Interests.

We pay or paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the purchase price of each investment we made in Capital Assets.

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
December 31, 2016

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

We paid distributions to our General Partner of $104,550, $209,100 and $209,102 for the years ended December 31, 2016, 2015 and 2014, respectively.  Our General Partner’s interest in our net loss for December 31, 2016, 2015 and 2014 was $141,043, $370,610 and $65,511, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$—	$586,841	$922,917
ICON Capital, LLC	Investment Manager	Management fees (2)	869,053	2,033,788	2,478,049
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (2)	1,519,571	1,597,312	1,675,514
			$2,388,624	$4,217,941	$5,076,480
(1)  Amount capitalized and amortized to operations.
(2)  Amount charged directly to operations.

At December 31, 2016 and 2015, we had a net payable of $204,430 and $903,809, respectively, due to our General Partner and affiliates. At December 31, 2016, the payable primarily consisted of administrative expense reimbursements due to our Investment Manager. At December 31, 2015, the payable primarily consisted of acquisition fees and administrative expense reimbursements due to our Investment Manager. In addition, during the year ended December 31, 2015, a payable of $142,500 due to Fund Twelve by our consolidated joint venture, which is 25% owned by Fund Twelve, was settled by converting it into an additional contribution to the joint venture. Our and Fund Twelve’s proportionate ownership in the joint venture did not change as a result of this conversion.

At December 31, 2016, we had a note receivable from a joint venture of $1,329,483, after netting a credit loss reserve of $1,514,498. As of December 31, 2015, the principal balance of the note receivable from the joint venture and related accrued interest was $2,614,691 and $30,396, respectively. The accrued interest was included in other assets on our consolidated balance sheets. During the three months ended December 31, 2016, the joint venture wrote down its net investment in finance lease (see Note 7). As a result, our Investment Manager assessed the collectability of the note receivable due from the joint venture by considering the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. A credit loss reserve of $1,514,498 was recorded based on such assessment and the related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the years ended December 31, 2016,  2015 and 2014, we recognized interest income prior to the related party note receivable being considered impaired of $307,885, $411,509 and $407,970, respectively, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

In June 2016, we sold our interests in certain of our subsidiaries and joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

(11)	Derivative Financial Instruments

We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

Interest Rate Risk

Our objectives in using interest rate derivatives were to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives was to match the projected future cash flows with the underlying debt service. Each interest rate swap involved the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk

We managed exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we had with any individual bank and through the use of minimum credit quality standards for all counterparties. We did not require collateral or other security in relation to derivative financial instruments. Since it was our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives was in a liability position, we considered the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios.  As of December 31, 2016, we had no derivative contracts. In the event that we would have been required to settle our obligations under the derivative contracts as of December 31, 2015, the termination value would have been $4,232,593.

Non-designated Derivatives

As of December 31, 2015, we had three interest rate swaps with DVB that were not designated and not qualifying as cash flow hedges with an aggregate notional amount of $97,070,000. These interest rate swaps were not speculative and were used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges were recorded directly in earnings, which was included in loss on derivative financial instruments on our consolidated statement of operations.

On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third party, the purchaser assumed two interest rate swaps with DVB related to the non-recourse long-term debt associated with the Eagle Vermont and the Eagle Virginia.  On June 21, 2016, an interest rate swap with DVB related to the non-recourse long-term debt associated with the Center matured.  As a result, as of December 31, 2016, we had no interest rate swaps on our consolidated balance sheets.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2016 and 2015:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	Liability Derivatives
		December 31,
		2016	2015
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:

Interest rate swaps	Derivative financial instruments	$—	$4,005,922

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 of $1,211,654, $1,422,647 and $2,344,725, respectively. The losses recorded for the years ended December 31, 2016 and 2015 were related to interest rate swaps. The loss recorded for the year ended December 31, 2014 was comprised of losses of $2,298,408 relating to interest rate swaps and $46,317 relating to warrants.

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

As of December 31, 2016, we had no financial liabilities measured at fair value on a recurring basis.

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
December 31, 2016

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

The following tables summarize the valuation of our material financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2016 or 2015:

						Credit loss for the
	Carrying Value at	Fair Value at Impairment Date				Year Ended
	December 31, 2016 (1)	Level 1	Level 2	Level 3		December 31, 2016
Net investment in finance leases	$—	$—	$—	$21,000,000	(2)	$2,645,555

(1) Upon redelivery to us in July 2016, we reclassified the Amazing and the Fantastic from net investment in finance leases to leased equipment at cost on our consolidated balance sheet.
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

Our collateral dependent finance leases related to the Amazing and the Fantastic were valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.  For the credit loss of $2,645,555 recorded during the year ended December 31, 2016, the values of the collateral dependent finance leases related to the Amazing and the Fantastic were based on the fair values of the collateral provided by an independent third-party appraiser.

						Credit loss for the
	Carrying Value at	Fair Value at Impairment Date				Year Ended
	December 31, 2016 (1)	Level 1	Level 2	Level 3		December 31, 2016
Net investment in finance leases	$—	$—	$—	$48,000,000	(2)	$6,943,517

(1) Upon redelivery to us in June 2016, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet.
(2) There were nonrecurring fair value measurements in relation to the credit loss as of March 31, 2016 and June 30, 2016 related to the Center, of which the related lease has since been terminated (see Note 4).  As of March 31, 2016 and June 30, 2016, the fair value was $55,000,000 and $48,000,000, respectively.

Our collateral dependent finance lease related to the Center was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss of $6,943,517 recorded during the year ended December 31, 2016, the value of the collateral dependent finance lease related to the Center was based primarily on the fair value of the collateral provided by an independent third-party appraiser.

	Carrying Value at	Fair Value at Impairment Date				Credit loss for the Year
	December 31, 2015	Level 1	Level 2	Level 3		Ended December 31, 2015
Net investment in notes receivable	$—	$—	$—	$806,924	(1)	$2,092,154

(1) There were nonrecurring fair value measurements in relation to impairments recognized as of March 31, 2015 and June 30, 2015 related to VAS. As of March 31, 2015 and June 30, 2015, the fair value was $1,811,085 and $806,924, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 8.00% and 25.86% as of December 31, 2016.

	December 31, 2016
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$13,240,973	$12,972,324

(13)	Concentrations of Risk
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

For the year ended December 31, 2016, we had one lessee that accounted for 82.2% of our combined rental and finance income. Our pool revenue for the year ended December 31, 2016 was solely generated by a vessel that we placed into service by participating in a pooling arrangement.

For the year ended December 31, 2015, we had two lessees that accounted for 82.3% of our rental and finance income.

For the year ended December 31, 2014, we had two lessees that accounted for 69.4% of our rental and finance income.

As of December 31, 2016 and 2015, equipment on lease to two lessees accounted for approximately 59.2% and 77.7% of total assets, respectively.

As of December 31, 2016 and 2015, we had one lender that accounted for 90.8% and 84.2% of total liabilities, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

(14)	Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2016
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$89,260	$—	$—	$1,037,659	$1,126,919
Rental income and pool revenue	$—	$—	$—	$11,014,858	$11,014,858
Income (loss) from investment in joint ventures	$577,800	$—	$—	$(257,685)	$320,115

	At December 31, 2016
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Vessel	$—	$—	$—	$47,023,912	$47,023,912
Leased equipment at cost	$—	$—	$—	$20,583,746	$20,583,746
Net investment in notes receivable	$5,138,818	$—	$—	$6,432,560	$11,571,378
Note receivable from joint venture	$—	$—	$—	$1,329,483	$1,329,483
Investment in joint ventures	$2,450,972	$—	$—	$6,990,829	$9,441,801
(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2015
	North
	America	Europe	Asia	Vessels (a)	Total
Revenue:
Finance income	$1,205,045	$—	$984,108	$10,013,311	$12,202,464
Rental income	$2,542,652	$—	$—	$18,870,667	$21,413,319
Income from investment in joint ventures	$1,008,071	$—	$—	$1,466,087	$2,474,158

	At December 31, 2015
	North
	America	Europe	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$—	$—	$—	$91,753,624	$91,753,624
Leased equipment at cost	$2,720,919	$—	$—	$106,074,620	$108,795,539
Net investment in notes receivable	$2,618,464	$—	$4,772,088	$5,414,751	$12,805,303
Note receivable from joint venture	$—	$—	$—	$2,614,691	$2,614,691
Investment in joint ventures	$7,467,149	$—	$—	$16,580,992	$24,048,141
(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	Year Ended December 31, 2014
	North
	America	Europe	Asia	Vessels(a)	Total
Revenue:
Finance income	$4,258,336	$—	$3,355,697	$5,795,207	$13,409,240
Rental income	$2,959,550	$—	$—	$21,044,446	$24,003,996
Income from investment in joint ventures	$392,208	$—	$—	$753,308	$1,145,516

	At December 31, 2014
	North
	America	Europe	Asia	Vessels(a)	Total
Long-lived assets:
Net investment in finance leases	$—	$—	$—	$118,005,785	$118,005,785
Leased equipment at cost	$7,886,248	$—	$—	$114,864,691	$122,750,939
Net investment in notes receivable	$25,021,745	$—	$31,976,805	$5,733,425	$62,731,975
Note receivable from joint venture	$—	$—	$—	$2,609,209	$2,609,209
Investment in joint ventures	$5,663,777	$—	$—	$13,075,348	$18,739,125
(a) Vessels are generally free to trade worldwide.

(15)	Commitments and Contingencies
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2016, we had restricted cash of $1,500,000.

(16)	Selected Quarterly Financial Data (unaudited)
The following table is a summary of selected financial data by quarter:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	(unaudited) Quarters Ended in 2016				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(*)	2016

Total revenue and other income	$5,881,472	$13,398,185	$3,781,800	$(1,111,071)	$21,950,386

Net (loss) income	$(9,945,583)	$2,957,510	$(1,221,917)	$(6,675,884)	$(14,885,874)

Net (loss) income attributable to Fund Fourteen allocable to limited partners	$(10,002,692)	$1,864,129	$(1,209,346)	$(4,615,301)	$(13,963,210)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761	258,761

Net (loss) income attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(38.66)	$7.20	$(4.67)	$(17.83)	$(53.96)

 (*) The quarter ended December 31, 2016 includes a classification adjustment relating to the quarter ended June 30, 2016 to the "total revenue and other income" and "net income attributable to noncontrolling interests" line items of $2,012,669, which had no impact on the net loss attributable to Fund Fourteen.

	(unaudited) Quarters Ended in 2015				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2015

Total revenue and other income	$9,410,839	$8,672,736	$9,533,712	$8,651,283	$36,268,570

Net income (loss)	$130,212	$(14,761,631)	$(15,983,914)	$(12,111,978)	$(42,727,311)

Net loss attributable to Fund Fourteen allocable to limited partners	$(258,586)	$(11,047,922)	$(14,020,167)	$(11,363,753)	$(36,690,428)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761	258,761

Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(1.00)	$(42.70)	$(54.18)	$(43.91)	$(141.79)

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	(unaudited) Quarters Ended in 2014				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2014

Total revenue and other income	$11,483,214	$11,688,636	$9,660,173	$8,038,008	$40,870,031

Net income (loss)	$2,094,596	$3,961,482	$3,540,506	$(13,818,393)	$(4,221,809)

Net income (loss) attributable to Fund Fourteen allocable to limited partners	$1,688,172	$2,952,158	$2,906,151	$(14,032,095)	$(6,485,614)

Weighted average number of limited partnership interests outstanding	258,771	258,761	258,761	258,761	258,764

Net income (loss) attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$6.52	$11.41	$11.23	$(54.23)	$(25.06)

(17)	Income Tax Reconciliation (unaudited)

At December 31, 2016 and 2015, the partners’ equity included in the consolidated financial statements totaled $76,049,020 and $100,608,283, respectively. The partners’ capital for federal income tax purposes at December 31, 2016 and 2015 totaled $105,733,512 and $170,102,452, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit losses, depreciation and amortization, and income or loss from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to the net (loss) income attributable to us for federal income tax purposes:

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to Fund Fourteen per consolidated financial statements	$(14,104,253)	$(37,061,038)	$(6,551,125)
Rental income	—	(184,954)	(302,289)
Depreciation and amortization	(508,358)	285,443	854,881
(Income) loss from investment in joint ventures	(4,052,012)	22,483,126	(7,046,560)
Loss (gain) from sale of assets	—	4,009,686	(143,884)
Credit loss (deduction) add-back	(27,370,504)	27,028,482	(3,042,398)
Other	(7,878,735)	(4,980,846)	14,293,388
Net (loss) income attributable to Fund Fourteen for federal income tax purposes	$(53,913,862)	$11,579,899	$(1,937,987)

(18)	Subsequent Event

On January 24, 2017, Asphalt Carrier Shipping Company Limited satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400.

Schedule II – Valuation and Qualifying Accounts
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2016

Credit loss reserve	$65,428,527	$15,875,657	$46,396,140	(a)	$34,908,044

Year Ended December 31, 2015

Credit loss reserve	$18,348,378	$54,836,335	$7,756,186	(b)	$65,428,527

Year Ended December 31, 2014

Credit loss reserve	$5,902,599	$15,404,574	$2,958,795	(c)	$18,348,378
(a) Represents the write-off of the reserved balance of the finance leases related to the Amazing, the Fantastic and the Center.
(b) Represents the write-off of the fully reserved balance of the loans related to Western Drilling and VAS.
(c) Represents the write-off of the fully reserved balance of the loan related to Kanza Construction, Inc.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

In addition to the primary services related to our disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

Item 11. Executive Compensation
We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$—	$586,841	$922,917
ICON Capital, LLC	Investment Manager	Management fees (2)	869,053	2,033,788	2,478,049
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (2)	1,519,571	1,597,312	1,675,514
			$2,388,624	$4,217,941	$5,076,480
(1)  Amount capitalized and amortized to operations.
(2)  Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $104,550, $209,100 and $209,102 for the years ended December 31, 2016, 2015 and 2014, respectively. Our General Partner’s interest in our net loss for December 31, 2016, 2015 and 2014 was $141,043, $370,610 and $65,511, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters
(a)    We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 27, 2017, no directors or officers of our General Partner own any of our equity securities.

(c)    Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 7 and 10 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services
During the years ended December 31, 2016 and 2015, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$366,867	$517,436
Tax fees	309,662	292,978
	$676,529	$810,414

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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Registrant)

By: ICON GP 14, LLC
(General Partner of the Registrant)

March 30, 2017

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

March 30, 2017

By: /s/ Michael A. Reisner
      Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)