Form 10-Q
period 2017-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2017-05-12
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2017
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
Number of outstanding limited partnership interests of the registrant on May 8, 2017 is 258,761.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$20,411,636	$19,452,937
Restricted cash	1,360,712	1,500,000
Vessel (less accumulated depreciation of $1,502,123 and $976,088, respectively)	46,497,877	47,023,912
Leased equipment at cost (less accumulated depreciation
of $629,110 and $416,254, respectively)	20,370,890	20,583,746
Net investment in notes receivable	9,901,376	11,571,378
Note receivable from joint venture	1,329,483	1,329,483
Investment in joint ventures	9,225,447	9,441,801
Due from General Partner and affiliates, net	49,864	—
Other assets	3,662,979	3,228,015
Total assets	$112,810,264	$114,131,272
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$34,396,514	$35,185,385
Deferred revenue	2,337,105	1,467,325
Due to General Partner and affiliates, net	—	204,430
Accrued expenses and other liabilities	1,055,397	1,216,834
Total liabilities	37,789,016	38,073,974

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	76,563,045	77,588,121
General Partner	(1,549,455)	(1,539,101)
Total partners' equity	75,013,590	76,049,020
Noncontrolling interests	7,658	8,278
Total equity	75,021,248	76,057,298
Total liabilities and equity	$112,810,264	$114,131,272

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue and other income:
Finance income	$358,343	$347,661
Rental income	277,556	4,920,447
Pool revenue	1,253,248	—
Income from investment in joint ventures	235,976	605,364
Other income	11,087	8,000
Total revenue and other income	2,136,210	5,881,472
Expenses:
Management fees	191,210	325,534
Administrative expense reimbursements	318,342	320,975
General and administrative	638,776	482,159
Credit loss, net	—	9,842,317
Depreciation	738,891	2,288,930
Interest	452,838	1,401,057
Vessel operating expenses	832,203	—
Loss on derivative financial instruments	—	1,166,083
Total expenses	3,172,260	15,827,055
Net loss	(1,036,050)	(9,945,583)
Less: net (loss) income attributable to noncontrolling interests	(620)	158,146
Net loss attributable to Fund Fourteen	$(1,035,430)	$(10,103,729)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(1,025,076)	$(10,002,692)
General Partner	(10,354)	(101,037)
	$(1,035,430)	$(10,103,729)

Weighted average number of limited partnership interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(3.96)	$(38.66)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	258,761	$77,588,121	$(1,539,101)	$76,049,020	$8,278	$76,057,298
Net loss	—	(1,025,076)	(10,354)	(1,035,430)	(620)	(1,036,050)
Balance, March 31, 2017 (unaudited)	258,761	$76,563,045	$(1,549,455)	$75,013,590	$7,658	$75,021,248

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,036,050)	$(9,945,583)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income, net of costs and fees	42,002	23,356
Income from investment in joint ventures	(235,976)	(605,364)
Depreciation	738,891	2,288,930
Credit loss, net	—	9,842,317
Interest expense from amortization of debt financing costs	48,629	160,919
Loss on derivative financial instruments	—	596,801
Changes in operating assets and liabilities:
Restricted cash	139,288	388,017
Other assets	(434,964)	7,018
Accrued expenses and other liabilities	(161,437)	(290,324)
Deferred revenue	869,780	(28,299)
Due to/from General Partner and affiliates, net	(254,294)	(545,850)
Distributions from joint ventures	71,508	523,900
Net cash (used in) provided by operating activities	(212,623)	2,415,838
Cash flows from investing activities:
Principal received on finance leases	—	1,680,000
Distributions received from joint ventures in excess of profits	380,822	202,999
Principal received on notes receivable	1,628,000	44,000
Net cash provided by investing activities	2,008,822	1,926,999
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(837,500)	(6,342,121)
Proceeds from revolving line of credit, recourse	—	1,500,000
Distributions to partners	—	(5,227,505)
Net cash used in financing activities	(837,500)	(10,069,626)
Net increase (decrease) in cash and cash equivalents	958,699	(5,726,789)
Cash and cash equivalents, beginning of period	19,452,937	9,281,044
Cash and cash equivalents, end of period	$20,411,636	$3,554,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$404,843	$2,087,724

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
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

(2)	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results for the interim period are not necessarily indicative of the results for the full year.

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the three months ended March 31, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, these changes in restricted cash were classified within cash flows from operating activities for both periods.

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
March 31, 2017
(unaudited)

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

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted ASU 2016-05 on January 1, 2017, which did not have an effect on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted ASU 2016-07 on January 1, 2017, which did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. We adopted ASU 2016-17 on January 1, 2017, which did not have an effect on our consolidated financial statements.

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
March 31, 2017
(unaudited)

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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
March 31, 2017
(unaudited)

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
As of March 31, 2017 and December 31, 2016, we had net investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved.

As of March 31, 2017 and December 31, 2016, our note receivable related to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) totaled $33,393,546, which had been fully reserved. On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, our net investment in note receivable related to JAC was $0.

As of March 31, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $1,064,668, respectively, of which an aggregate of $1,595,867 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of March 31, 2017, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under our tranche of the facility (the "ICON Loan") are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of March 31, 2017 and December 31, 2016, our share of the collateral value, net of the balance of

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

the Senior Loan, was estimated to be approximately $1,200,000 and $800,000, respectively. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	March 31, 2017	December 31, 2016
Principal outstanding(1)	$42,071,502	$43,699,502
Initial direct costs	2,319,746	2,414,038
Deferred fees	(1,096,326)	(1,148,616)
Credit loss reserve(2)	(33,393,546)	(33,393,546)
Net investment in notes receivable(3)	$9,901,376	$11,571,378

(1) As of March 31, 2017 and December 31, 2016, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC.
(2) As of March 31, 2017 and December 31, 2016, the credit loss reserve of $33,393,546 was related to JAC.
(3) As of March 31, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $0.

On January 24, 2017, Asphalt Carrier Shipping Company Limited ("Asphalt") satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended March 31, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2017	$33,393,546

Credit loss allowance activities for the three months ended March 31, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2016	$28,621,458

(4)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	March 31, 2017	December 31, 2016
Marine - dry bulk vessels	$21,000,000	$21,000,000
Leased equipment at cost	21,000,000	21,000,000
Less: accumulated depreciation	629,110	416,254
Leased equipment at cost, less accumulated depreciation	$20,370,890	$20,583,746

Depreciation expense was $212,856 and $2,288,930 for the three months ended March 31, 2017 and 2016, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

(5)	Vessel
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the "Stena Pooling Arrangement"), with other crude oil tankers owned by unaffiliated third parties. The term of the pooling arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At March 31, 2017 and December 31, 2016, the total amount subject to the shortfall provision of $2,337,105 and $1,467,325, respectively, was recognized as deferred revenue on our consolidated balance sheets. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $526,035 and $0 for the three months ended March 31, 2017 and 2016, respectively.

(6)	Investment in Joint Ventures

On December 19, 2011, a joint venture owned 40% by us and 60% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Investment Manager, agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). The joint venture entered into a bareboat charter with Gallatin Marine Management, LLC ("Gallatin") for a period of nine years to commence on the delivery date of the vessel. Gallatin's obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the purchase price through a combination of related party notes payable, non-recourse long-term debt and equity. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to $8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income. For the three months ended March 31, 2017 and 2016, the joint venture recognized finance income of $0 and $499,406, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of March 31, 2017 and December 31, 2016, our total net investment in joint venture related to the AMC Ambassador was $0.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Our Investment Manager is currently in the process of taking physical possession of the vessel and seeking new charter proposals to re-employ the vessel.

(7)	Non-Recourse Long-Term Debt
As of March 31, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Counterparty	March 31, 2017	December 31, 2016	Maturity	Rate
DVB Bank SE	$35,025,000	$35,862,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	628,486	677,115
Total non-recourse long-term debt	$34,396,514	$35,185,385

 As of March 31, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $34,396,514 and $35,185,385, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $66,868,767 and $67,607,658, respectively.

As of March 31, 2017, we were in compliance with the covenants related to our non-recourse long-term debt.
For the three months ended March 31, 2017 and 2016, we recognized additional interest expense of $48,629 and $155,438, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties

We paid distributions to our General Partner of $0 and $52,275 for the three months ended March 31, 2017 and 2016, respectively.  Our General Partner’s interest in the net loss attributable to us was $10,354 and $101,037 for the three months ended March 31, 2017 and 2016, respectively. Effective May 1, 2017, our Investment Manager has waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$191,210	$325,534
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	318,342	320,975
			$509,552	$646,509
(1)  Amount charged directly to operations.

At March 31, 2017, we had a net receivable of $49,864 due from our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due from our Investment Manager. At December 31, 2016, we had a net payable of $204,430 due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

At March 31, 2017 and December 31, 2016, we had a note receivable from a joint venture of $1,329,483, after netting a credit loss reserve of $1,514,498. During the three months ended December 31, 2016, the joint venture wrote down its net investment in finance lease (see Note 6). As a result, our Investment Manager assessed the collectability of the note receivable due from the joint venture by considering the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. A credit loss reserve of $1,514,498 was recorded based on such assessment and the related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. We did not recognize any interest income for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recognized interest income of $102,369, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

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
March 31, 2017
(unaudited)

·   Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
·   Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets for which Fair Value is Disclosed

Our fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 25.9% as of March 31, 2017.

	March 31, 2017
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$11,612,974	$11,113,749

(10)	Commitments and Contingencies
At the time we acquire or divest our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a secured term loan to Kanza Construction, Inc. (“Kanza”).

On September 27, 2016, we commenced a legal proceeding against Center Navigation Ltd. (“Center Navigation”) and Geden Holdings Ltd. (“Geden”) seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2017, we had restricted cash of $1,360,712.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Overview

We operated as an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our limited partnership interests ("Interests") in Capital Assets. After these proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We invested and reinvested in Capital Assets from time to time during our five-year operating period. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement. Our Investment Manager, an affiliate of our General Partner, originates and services our investments.

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2016:

Notes Receivable

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

Recently Adopted Accounting Pronouncements
In March 2016, FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which we adopted on January 1, 2017. The adoption of ASU 2016-05 did not have an effect on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which we adopted on January 1, 2017. The adoption of ASU 2016-07 did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU 2016-17, Consolidation, which we adopted on January 1, 2017. The adoption of ASU 2016-17 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02, such revenue is excluded from our evaluation of ASU 2014-09.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,164,392	53%	$5,138,818	44%
Platform supply vessels	3,500,490	35%	3,500,490	30%
Motor cargo vessel	1,236,494	12%	1,234,770	11%
Asphalt carrier vessel	—	—	1,697,300	15%
	$9,901,376	100%	$11,571,378	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	53%	—
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	31%	38%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	8%	17%
Gallatin Marine Management, LLC	Offshore support vessel	—	29%
Premier Trailer Leasing, Inc.	Trailers	—	16%
		92%	100%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of March 31, 2016, the net carrying value of our finance leases related to Geden was $80,231,307. All three leases with Geden were placed on a non-accrual status during the three months ended June 30, 2013. As our Investment Manager believed that Geden may have been unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration, we recorded credit losses related to the Amazing and the Fantastic commencing with the three months ended December 31, 2014 based on our updated quarterly assessments. With respect to the Center, our Investment Manager determined that no credit loss reserve was required through December 31, 2015.

In April 2016, our Investment Manager was informed by Geden that it intended to return the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the 2016 Quarter based primarily on the then current fair market value of the vessels.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for five years.

During the 2016 Quarter, we did not recognize any finance income related to the Amazing and the Fantastic as the leases were considered impaired as of December 31, 2014. During the 2016 Quarter, we did not recognize finance income on a cash basis related to the Center.

As of March 31, 2017 and December 31, 2016, our note receivable related to JAC totaled $33,393,546, which had been fully reserved. On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the 2017 Quarter and the 2016 Quarter. As of March 31, 2017 and December 31, 2016, our net investment in note receivable related to JAC was $0.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$46,497,877	70%	$47,023,912	70%
Marine - dry bulk vessels	20,370,890	30%	20,583,746	30%
	$66,868,767	100%	$67,607,658	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	82%	—
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	18%	—
AET Inc. Limited	Marine - crude oil tankers	—	96%
		100%	96%

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Finance income	$358,343	$347,661	$10,682
Rental income	277,556	4,920,447	(4,642,891)
Pool revenue	1,253,248	—	1,253,248
Income from investment in joint ventures	235,976	605,364	(369,388)
Other income	11,087	8,000	3,087
Total revenue and other income	$2,136,210	$5,881,472	$(3,745,262)

Total revenue and other income for the 2017 Quarter decreased $3,745,262, or 63.7%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) rental income due to the sale of our interests in ICON AET Holdings, LLC ("ICON AET") and ICON Exopack, LLC ("ICON Exopack") in June 2016, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk in July 2016 and (ii) income from investment in joint ventures primarily due to no income recognized from certain joint ventures as a result of the sale of such joint ventures or the investments held by such joint ventures subsequent to the 2016 Quarter. These decreases were partially offset by pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Management fees	$191,210	$325,534	$(134,324)
Administrative expense reimbursements	318,342	320,975	(2,633)
General and administrative	638,776	482,159	156,617
Credit loss, net	—	9,842,317	(9,842,317)
Depreciation	738,891	2,288,930	(1,550,039)
Interest	452,838	1,401,057	(948,219)
Vessel operating expenses	832,203	—	832,203
Loss on derivative financial instruments	—	1,166,083	(1,166,083)
Total expenses	$3,172,260	$15,827,055	$(12,654,795)

Total expenses for the 2017 Quarter decreased $12,654,795, or 80.0%, as compared to the 2016 Quarter. The decrease in total expenses was primarily due to decreases in (i) credit loss due to the credit loss recorded during the 2016 Quarter related to the three vessels previously on lease to Geden with no comparable credit loss recorded during the 2017 Quarter, (ii) depreciation due to the sale of interests of ICON AET and ICON Exopack in June 2016, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016, (iii) loss on derivative financial instruments as the interest rate swaps were acquired by a third party as part of the sale of our interests in ICON AET in June 2016 and (iv) interest expense primarily due to the assumption and repayment of our debt obligations upon the sale of interests of ICON AET and partial repayments of our debt obligations related to the three vessels previously on lease to Geden. These decreases were partially offset by vessel operating expenses related to the Shamrock during the 2017 Quarter.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $158,766, from net income of $158,146 in the 2016 Quarter to a net loss of $620 in the 2017 Quarter. The change was primarily due to no income recognized related to ICON AET following the sale of our interests in such joint venture in June 2016.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Quarter and the 2016 Quarter was $1,035,430 and $10,103,729, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $3.96 and $38.66, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $1,321,008, from $114,131,272 at December 31, 2016 to $112,810,264 at March 31, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $284,958, from $38,073,974 at December 31, 2016 to $37,789,016 at March 31, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and certain of our previously accrued liabilities, partially offset by an increase in deferred revenue related to the Shamrock during the 2017 Quarter.

Equity

Equity decreased $1,036,050, from $76,057,298 at December 31, 2016 to $75,021,248 at March 31, 2017. The decrease was due to our net loss during the 2017 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $20,411,636 and $19,452,937, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2017, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash flows from operating activities changed by $2,628,461, from a source of cash of $2,415,838 in the 2016 Quarter to a use of cash of $212,623 in the 2017 Quarter. The change was primarily related to (i) less cash generated from our investments in the 2017 Quarter due to certain prepayments by our borrowers and lessees and the sale of certain investments subsequent to the 2016 Quarter, (ii) less distributions received from our joint ventures and (iii) the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities increased $81,823, from $1,926,999 in the 2016 Quarter to $2,008,822 in the 2017 Quarter.  The increase was primarily due to increases in (i) principal received on notes receivable as a result of the prepayment by Asphalt during the 2017 Quarter and (ii) distributions received from joint ventures in excess of profits. These increases were partially offset by principal received on the finance lease related to the Center while it was on lease to Geden during the 2016 Quarter with no comparable principal received during the 2017 Quarter.
Financing Activities
Cash used in financing activities decreased $9,232,126, from $10,069,626 in the 2016 Quarter to $837,500 in the 2017 Quarter.  The decrease was primarily due to decreases in repayments on our non-recourse long-term debt and distributions to our partners during the 2017 Quarter, partially offset by the proceeds from our revolving line of credit in the 2016 Quarter with no comparable borrowings in the 2017 Quarter.
Non-Recourse Long-Term Debt
 As of March 31, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $34,396,514 and $35,185,385, respectively. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $66,868,767 and $67,607,658, respectively.

As of March 31, 2017, we were in compliance with the covenants related to our non-recourse long-term debt.
Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We did not pay distributions to our General Partner, limited partners or noncontrolling interests during the 2017 Quarter. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies
At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a secured term loan to Kanza.

On September 27, 2016, we commenced a legal proceeding against Center Navigation and Geden seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2017, we had restricted cash of $1,360,712.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended March 31, 2017.

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

May 11, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)