Form 10-Q
period 2017-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2017-08-14
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2017
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding limited partnership interests of the registrant on August 11, 2017 is 258,761.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$19,594,632	$19,452,937
Restricted cash	1,334,657	1,500,000
Vessel (less accumulated depreciation of $2,028,158 and $976,088, respectively)	45,971,842	47,023,912
Leased equipment at cost (less accumulated depreciation
of $841,967 and $416,254, respectively)	20,158,033	20,583,746
Net investment in notes receivable	9,876,498	11,571,378
Note receivable from joint venture, net	494,930	1,329,483
Investment in joint ventures	7,176,140	9,441,801
Due from General Partner and affiliates, net	30,332	—
Other assets	3,455,140	3,228,015
Total assets	$108,092,204	$114,131,272
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$33,608,322	$35,185,385
Deferred revenue	2,509,333	1,467,325
Due to General Partner and affiliates, net	—	204,430
Accrued expenses and other liabilities	811,400	1,216,834
Total liabilities	36,929,055	38,073,974

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	72,743,536	77,588,121
General Partner	(1,588,036)	(1,539,101)
Total partners' equity	71,155,500	76,049,020
Noncontrolling interests	7,649	8,278
Total equity	71,163,149	76,057,298
Total liabilities and equity	$108,092,204	$114,131,272

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$218,568	$341,981	$576,911	$689,642
Rental income	367,847	3,717,671	645,403	8,638,118
Pool revenue	1,188,306	—	2,441,554	—
(Loss) income from investment in joint ventures	(1,602,215)	325,120	(1,366,239)	930,484
Gain on sale of subsidiaries	—	8,721,363	—	8,721,363
Gain on sale of investment in joint ventures	—	291,990	—	291,990
Other income	7,057	60	18,144	8,060
Total revenue and other income	179,563	13,398,185	2,315,773	19,279,657
Expenses:
Management fees	25,769	233,313	216,979	558,847
Administrative expense reimbursements	281,371	358,559	599,713	679,534
General and administrative	486,120	1,123,344	1,124,896	1,605,503
Credit loss, net	834,553	4,518,842	834,553	14,361,159
Depreciation	738,892	1,729,417	1,477,783	4,018,347
Interest	460,429	1,715,048	913,267	3,116,105
Vessel operating expenses	1,213,225	716,581	2,045,428	716,581
Loss on derivative financial instruments	—	45,571	—	1,211,654
Total expenses	4,040,359	10,440,675	7,212,619	26,267,730
Net (loss) income	(3,860,796)	2,957,510	(4,896,846)	(6,988,073)
Less: net (loss) income attributable to noncontrolling interests	(2,706)	1,074,552	(3,326)	1,232,698
Net (loss) income attributable to Fund Fourteen	$(3,858,090)	$1,882,958	$(4,893,520)	$(8,220,771)

Net (loss) income attributable to Fund Fourteen allocable to:
Limited partners	$(3,819,509)	$1,864,129	$(4,844,585)	$(8,138,563)
General Partner	(38,581)	18,829	(48,935)	(82,208)
	$(3,858,090)	$1,882,958	$(4,893,520)	$(8,220,771)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761
Net (loss) income attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(14.76)	$7.20	$(18.72)	$(31.45)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	258,761	$77,588,121	$(1,539,101)	$76,049,020	$8,278	$76,057,298
Net loss (unaudited)	—	(1,025,076)	(10,354)	(1,035,430)	(620)	(1,036,050)
Balance, March 31, 2017 (unaudited)	258,761	76,563,045	(1,549,455)	75,013,590	7,658	75,021,248
Net loss (unaudited)	—	(3,819,509)	(38,581)	(3,858,090)	(2,706)	(3,860,796)
Investment by noncontrolling interests (unaudited)	—	—	—	—	2,697	2,697
Balance, June 30, 2017 (unaudited)	258,761	$72,743,536	$(1,588,036)	$71,155,500	$7,649	$71,163,149

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,896,846)	$(6,988,073)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income, net of costs and fees	14,604	36,780
Loss (income) from investment in joint ventures	1,366,239	(930,484)
Depreciation	1,477,783	4,018,347
Credit loss, net	834,553	14,361,159
Interest expense from amortization of debt financing costs	97,937	294,640
Interest expense from amortization of seller's credit	—	234,805
Loss on derivative financial instruments	—	537,861
Gain on sale of subsidiaries	—	(8,721,363)
Gain on sale of investment in joint ventures	—	(291,990)
Changes in operating assets and liabilities:
Restricted cash	165,343	—
Other assets	(227,125)	(332,823)
Accrued expenses and other liabilities	(405,434)	1,228,891
Deferred revenue	1,042,008	(403,561)
Due to/from General Partner and affiliates, net	(234,762)	(749,994)
Distributions from joint ventures	132,462	780,687
Net cash (used in) provided by operating activities	(633,238)	3,074,882
Cash flows from investing activities:
Principal received on finance leases	—	4,164,553
Investment in joint ventures	—	(56)
Distributions received from joint ventures in excess of profits	766,960	5,396,007
Principal received on notes receivable	1,680,276	88,000
Proceeds from sale of subsidiaries, net of cash transferred	—	49,423,757
Proceeds from sale of investment in joint ventures	—	7,803,189
Net cash provided by investing activities	2,447,236	66,875,450
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,675,000)	(10,893,182)
Proceeds from revolving line of credit, recourse	—	1,500,000
Investment by noncontrolling interests	2,697	4,815
Distributions to noncontrolling interests	—	(12,330,838)
Distributions to partners	—	(10,455,010)
Net cash used in financing activities	(1,672,303)	(32,174,215)
Net increase in cash and cash equivalents	141,695	37,776,117
Cash and cash equivalents, beginning of period	19,452,937	9,281,044
Cash and cash equivalents, end of period	$19,594,632	$47,057,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$815,139	$2,503,142

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2017, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, this change in restricted cash was classified within cash flows from operating activities for the six months ended June 30, 2017.

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
June 30, 2017
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
June 30, 2017
(unaudited)

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
June 30, 2017
(unaudited)

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
As of June 30, 2017, we had investment in notes receivable on non-accrual status of $36,894,036, of which $33,393,546 had been reserved. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved.

As of June 30, 2017 and December 31, 2016, our note receivable related to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) totaled $33,393,546, which had been fully reserved. On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the sale process of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, our net investment in note receivable related to JAC was $0.

As of June 30, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $1,064,668, respectively, of which an aggregate of $1,807,471 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of June 30, 2017, our Investment Manager believes it is likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") as of June 30, 2017 are collectible. However, our Investment Manager believes it is prudent to place the note receivable on non-accrual status during the three months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $1,900,000 and $800,000, respectively. For the three and six months ended June 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis. For the three and six months ended June 30, 2016, we recognized finance income of $124,296 and $252,673, respectively, of which no amount was recognized on a cash basis.

Net investment in notes receivable consisted of the following:

	June 30, 2017	December 31, 2016
Principal outstanding(1)	$42,019,226	$43,699,502
Initial direct costs	2,319,747	2,414,038
Deferred fees	(1,068,929)	(1,148,616)
Credit loss reserve(2)	(33,393,546)	(33,393,546)
Net investment in notes receivable(3)	$9,876,498	$11,571,378

(1) As of June 30, 2017 and December 31, 2016, total principal outstanding related to our impaired loan of $31,788,011 was related to JAC.
(2) As of June 30, 2017 and December 31, 2016, the credit loss reserve of $33,393,546 was related to JAC.
(3) As of June 30, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $0.

On January 24, 2017, Asphalt Carrier Shipping Company Limited ("Asphalt") satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2017	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$33,393,546

Credit loss allowance activities for the three months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2016	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2016	$33,393,546

Credit loss allowance activities for the six months ended June 30, 2017 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$33,393,546

Credit loss allowance activities for the six months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2016	$33,393,546

(4)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	June 30, 2017	December 31, 2016
Marine - dry bulk vessels	$21,000,000	$21,000,000
Less: accumulated depreciation	841,967	416,254
Leased equipment at cost, less accumulated depreciation	$20,158,033	$20,583,746

Depreciation expense was $212,857 and $1,729,417 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $425,713 and $4,018,347 for the six months ended June 30, 2017 and 2016, respectively.

(5)	Vessel
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the "Stena Pooling Arrangement"), with other crude oil tankers owned by unaffiliated third parties. The term of the pooling arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At June 30, 2017 and December 31, 2016, the total amount subject to the shortfall provision of $2,509,333 and $1,467,325, respectively, was recognized as deferred revenue on our consolidated balance sheets. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $526,035 and $0 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $1,052,070 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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
June 30, 2017
(unaudited)

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

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. During the three months ended June 30, 2017, the joint venture repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, the joint venture obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel that was below its net book value. As a result, the joint venture recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

As of June 30, 2017 and December 31, 2016, our total net investment in joint venture related to the AMC Ambassador was $0. For the three and six months ended June 30, 2017, the joint venture recognized finance income of $156,975, which was recognized on a cash basis. For the three and six months ended June 30, 2016, the joint venture recognized finance income of $481,964 and $981,370, respectively, of which no amount was recognized on a cash basis.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

In July 2017, Pacific Crest failed to make its monthly charter payment and our Investment Manager was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525, of which we were only allocated $1,758,641 of such impairment loss during the three months ended June 30, 2017 as our investment in the joint venture was written down to zero.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,164,394	$1,164,394	$2,328,788	$2,328,788
Net (loss) income	$(14,432,528)	$212,810	$(14,191,504)	$423,146
Our share of net (loss) income	$(1,729,548)	$27,070	$(1,698,951)	$53,831

(7)	Non-Recourse Long-Term Debt
As of June 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Counterparty	June 30, 2017	December 31, 2016	Maturity	Rate
DVB Bank SE	$34,187,500	$35,862,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	579,178	677,115
Total non-recourse long-term debt	$33,608,322	$35,185,385

 As of June 30, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $33,608,322 and $35,185,385, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $66,129,875 and $67,607,658, respectively.

As of June 30, 2017, we were in compliance with the covenants related to our non-recourse long-term debt.
For the three months ended June 30, 2017 and 2016, we recognized interest expense of $49,308 and $133,721, respectively, related to the amortization of debt financing costs. For the six months ended June 30, 2017 and 2016, we recognized interest expense of $97,937 and $294,640, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties

We did not pay distributions to our General Partner for the three and six months ended June 30, 2017. We paid distributions to our General Partner of $52,275 and $104,550 for the three and six months ended June 30, 2016, respectively.  Our General Partner’s interest in the net loss attributable to us was $38,581 and $48,935 for the three and six months ended June 30, 2017, respectively. Our General Partner’s interest in the net income (loss) attributable to us was $18,829 and $(82,208) for the three and six months ended June 30, 2016, respectively. Effective May 1, 2017, our Investment Manager has waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$25,769	$233,313	$216,979	$558,847
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	281,371	358,559	599,713	679,534
			$307,140	$591,872	$816,692	$1,238,381
(1)  Amount charged directly to operations.

At June 30, 2017, we had a net receivable of $30,332 due from our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due from our Investment Manager. At December 31, 2016, we had a net payable of $204,430 due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

We have a note receivable from a joint venture related to the AMC Ambassador. As of June 30, 2017, the outstanding balance of the note receivable was $494,930, net of an aggregate credit loss reserve of $2,349,051. As of December 31, 2016, the outstanding balance of the note receivable was $1,329,483, net of an aggregate credit loss reserve of $1,514,498. During the three months ended December 31, 2016, the joint venture wrote down its net investment in finance lease (see Note 6). As a result, our Investment Manager assessed the collectability of the note receivable due from the joint venture by considering the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. A credit loss reserve of $1,514,498 was recorded based on such assessment and the related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. Our Investment Manager reassessed the collectability of the note receivable at each reporting date using the same approach and due to a decrease in the fair market value of the vessel, we recorded an additional credit loss

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

reserve of $834,553 during the three months ended June 30, 2017. No interest income was recognized for the three and six months ended June 30, 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the three and six months ended June 30, 2016, we recognized interest income of $102,221 and $204,590, respectively, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 25.9% as of June 30, 2017.

	June 30, 2017
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$10,726,145	$9,974,586

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2017, we had restricted cash of $1,334,657.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(11) Subsequent Event

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $53,000.

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

On May 30, 2017, our Investment Manager retained ABN AMRO as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement. Our Investment Manager, an affiliate of our General Partner, originated and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2016:

Notes Receivable

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

Subsequent Event
On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $53,000.
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

Results of Operations for the Three Months Ended June 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,162,494	53%	$5,138,818	44%
Platform supply vessels	3,500,490	35%	3,500,490	30%
Motor cargo vessel	1,213,514	12%	1,234,770	11%
Asphalt carrier vessel	—	—	1,697,300	15%
	$9,876,498	100%	$11,571,378	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	88%	—
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	12%	—
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	—	36%
Gallatin Marine Management, LLC	Offshore support vessel	—	30%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	—	17%
Premier Trailer Leasing, Inc.	Trailers	—	17%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016, the net carrying value of our finance leases related to Geden was $21,000,000. We had three leases with Geden and they were placed on non-accrual status during the three months ended June 30, 2013. As a result, finance income was recognized on a cash basis. As our Investment Manager believed that Geden may have been unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration, we recorded credit losses related to two of the vessels, the Amazing and the Fantastic, commencing with the three months ended December 31, 2014 based on our quarterly assessments. With respect to the Center, our Investment Manager determined that no credit loss reserve was required through December 31, 2015.

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

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least

12 months by participating in the Stena Pooling Arrangement. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000.  Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the 2016 Quarter, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

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

During the 2016 Quarter, we did not recognize any finance income related to the three vessels as the leases were already considered impaired.

As of June 30, 2017 and December 31, 2016, our note receivable related to JAC totaled $33,393,546, which had been fully reserved. On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the sale process of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the 2017 Quarter and the 2016 Quarter. As of June 30, 2017 and December 31, 2016, our net investment in note receivable related to JAC was $0.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$45,971,842	70%	$47,023,912	70%
Marine - dry bulk vessels	20,158,033	30%	20,583,746	30%
	$66,129,875	100%	$67,607,658	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	76%	—
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	24%	—
AET Inc. Limited	Marine - crude oil tankers	—	96%
		100%	96%

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Finance income	$218,568	$341,981	$(123,413)
Rental income	367,847	3,717,671	(3,349,824)
Pool revenue	1,188,306	—	1,188,306
(Loss) income from investment in joint ventures	(1,602,215)	325,120	(1,927,335)
Gain on sale of subsidiaries	—	8,721,363	(8,721,363)
Gain on sale of investment in joint ventures	—	291,990	(291,990)
Other income	7,057	60	6,997
Total revenue and other income	$179,563	$13,398,185	$(13,218,622)

Total revenue and other income for the 2017 Quarter decreased $13,218,622, or 98.7%, as compared to the 2016 Quarter. The decrease was primarily due to (i) a gain on sale of subsidiaries recorded during the 2016 Quarter from the sale of our interests in ICON AET Holdings, LLC ("ICON AET") and ICON Exopack, LLC ("ICON Exopack") with no comparable gain recorded during the 2017 Quarter, (ii) a decrease in rental income as a result of the sale of our interests in ICON AET and ICON Exopack, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk in July 2016, (iii) loss from investment in joint ventures in the 2017 Quarter due primarily to the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Quarter as opposed to income from investment in joint ventures during the 2016 Quarter and (iv) a gain on sale of investment in joint ventures recorded during the 2016 Quarter due to the sale of our interests in ICON Hoegh, LLC and ICON Challenge, LLC with no comparable gain recorded during the 2017 Quarter. The decrease was partially offset by pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Management fees	$25,769	$233,313	$(207,544)
Administrative expense reimbursements	281,371	358,559	(77,188)
General and administrative	486,120	1,123,344	(637,224)
Credit loss, net	834,553	4,518,842	(3,684,289)
Depreciation	738,892	1,729,417	(990,525)
Interest	460,429	1,715,048	(1,254,619)
Vessel operating expenses	1,213,225	716,581	496,644
Loss on derivative financial instruments	—	45,571	(45,571)
Total expenses	$4,040,359	$10,440,675	$(6,400,316)

Total expenses for the 2017 Quarter decreased $6,400,316, or 61.3%, as compared to the 2016 Quarter. The decrease in total expenses was primarily due to decreases in (i) credit loss due to the credit loss recorded related to the Center and JAC, partially offset by a reversal of the credit loss related to the Amazing and the Fantastic, all in the 2016 Quarter, as opposed to the credit loss recorded related to the note receivable from our joint venture during the 2017 Quarter, (ii) interest expense primarily due to the assumption and repayment of our debt obligations upon the sale of interests of ICON AET and partial repayments of our debt obligations related to the three vessels previously on lease to Geden, (iii) depreciation due to the sale of interests of ICON AET and ICON Exopack in June 2016, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016 and (iv) general and administrative expenses primarily due to lower legal, audit and bank fees recorded in the 2017 Quarter as compared to the 2016 Quarter, as well as a non-recurring property tax payment recorded in the 2016 Quarter. These decreases were partially offset by an increase in vessel operating expenses related to the Shamrock, which was redelivered to us and then placed in the Stena Pooling Arrangement commencing in July 2016.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,077,258, from a net income of $1,074,552 in the 2016 Quarter to a net loss of $2,706 in the 2017 Quarter. The change was primarily due to no income recognized related to ICON AET following the sale of our interests in such joint venture in June 2016, partially offset by no credit loss recorded on our consolidated joint venture related to JAC in the 2017 Quarter.

Net (Loss) Income Attributable to Fund Fourteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Quarter and the 2016 Quarter was $(3,858,090) and $1,882,958, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $(14.76) and $7.20, respectively.

Results of Operations for the Six Months Ended June 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	67%	—
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	19%	37%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	5%	17%
Gallatin Marine Management, LLC	Offshore support vessel	—	30%
Premier Trailer Leasing, Inc.	Trailers	—	16%
		91%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016, the net carrying value of our finance leases related to Geden was $21,000,000. We had three leases with Geden and they were placed on non-accrual status during the three months ended June 30, 2013. As a result, finance income was recognized on a cash basis. As our Investment Manager believed that Geden may have been unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration, we recorded credit losses related to two of the vessels, the Amazing and the Fantastic, commencing with the three months ended December 31, 2014 based on our quarterly assessments. With respect to the Center, our Investment Manager determined that no credit loss reserve was required through December 31, 2015.

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

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,943,516 during the 2016 Quarter, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for five years. During the 2016 Quarter, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During the 2016 Period, we did not recognize any finance income related to the three vessels as the leases were already considered impaired.

As of June 30, 2017 and December 31, 2016, our note receivable related to JAC totaled $33,393,546, which had been fully reserved. On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the sale process of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. We did not recognize any finance income for the 2017 Period and the 2016 Period. As of June 30, 2017 and December 31, 2016, our net investment in note receivable related to JAC was $0.

 Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	79%	—
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	21%	—
AET Inc. Limited	Marine - crude oil tankers	—	96%
		100%	96%

Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Finance income	$576,911	$689,642	$(112,731)
Rental income	645,403	8,638,118	(7,992,715)
Pool revenue	2,441,554	—	2,441,554
(Loss) income from investment in joint ventures	(1,366,239)	930,484	(2,296,723)
Gain on sale of subsidiaries	—	8,721,363	(8,721,363)
Gain on sale of investment in joint ventures	—	291,990	(291,990)
Other income	18,144	8,060	10,084
Total revenue and other income	$2,315,773	$19,279,657	$(16,963,884)

Total revenue and other income for the 2017 Period decreased $16,963,884, or 88.0%, as compared to the 2016 Period. The decrease was primarily due to (i) a gain on sale of subsidiaries recorded during the 2016 Period from the sale of our interests in ICON AET and ICON Exopack with no comparable gain recorded during the 2017 Period, (ii) a decrease in rental income as a result of the sale of our interests in ICON AET and ICON Exopack, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk in July 2016 and (iii) loss from investment in joint ventures in the 2017 Period due primarily to the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period as opposed to income from investment in joint ventures in the 2016 Period. The decrease was partially offset by pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Management fees	$216,979	$558,847	$(341,868)
Administrative expense reimbursements	599,713	679,534	(79,821)
General and administrative	1,124,896	1,605,503	(480,607)
Credit loss, net	834,553	14,361,159	(13,526,606)
Depreciation	1,477,783	4,018,347	(2,540,564)
Interest	913,267	3,116,105	(2,202,838)
Vessel operating expenses	2,045,428	716,581	1,328,847
Loss on derivative financial instruments	—	1,211,654	(1,211,654)
Total expenses	$7,212,619	$26,267,730	$(19,055,111)

Total expenses for the 2017 Period decreased $19,055,111, or 72.5%, as compared to the 2016 Period. The decrease in total expenses was primarily due to (i) the credit loss recorded during the 2016 Period related to the three vessels previously leased to Geden and related to JAC as opposed to the credit loss recorded related to the note receivable from our joint venture during the 2017 Period, (ii) a decrease in depreciation due to the sale of interests of ICON AET and ICON Exopack in June 2016, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016, (iii) a decrease in interest expense primarily due to the assumption and repayment of our debt obligations upon the sale of interests of ICON AET and partial repayments of our debt obligations related to the three vessels previously on lease to Geden, (iv) the loss on derivative financial instruments recorded in the 2016 Period as our interest rate swaps were assumed by a third party purchaser as part of the sale of our interests in ICON AET in June 2016 and (v) a decrease in general and administrative expenses primarily due to lower legal, audit and bank fees recorded in the 2017 Period as compared to the 2016 Period, as well as a non-recurring property tax payment recorded in the 2016 Period. The decrease was partially offset by an increase in vessel operating expenses related to the Shamrock during the 2017 Period.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,236,024, from net income of $1,232,698 in the 2016 Period to a net loss of $3,326 in the 2017 Period. The change was primarily due to no income recognized related to ICON AET following the sale of our interests in such joint venture in June 2016, partially offset by no credit loss recorded on our consolidated joint venture related to JAC in the 2017 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Period and the 2016 Period was $4,893,520 and $8,220,771, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2017 Period and the 2016 Period was $18.72 and $31.45, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $6,039,068, from $114,131,272 at December 31, 2016 to $108,092,204 at June 30, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $1,144,919, from $38,073,974 at December 31, 2016 to $36,929,055 at June 30, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and certain of our previously accrued liabilities, partially offset by an increase in deferred revenue related to the Shamrock during the 2017 Period.

Equity

Equity decreased $4,894,149, from $76,057,298 at December 31, 2016 to $71,163,149 at June 30, 2017. The decrease was primarily due to our net loss during the 2017 Period.

Liquidity and Capital Resources

Summary

At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $19,594,632 and $19,452,937, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2017, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash on hand and cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future. However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from an unprecedented and prolonged weakness in global shipping and offshore markets.

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

Cash Flows

Operating Activities
Cash flows from operating activities changed by $3,708,120, from a source of cash of $3,074,882 in the 2016 Period to a use of cash of $633,238 in the 2017 Period. The change was primarily related to (i) less cash generated from our investments in the 2017 Period due to certain prepayments by our borrowers and lessees and the sale of certain investments during or subsequent to the 2016 Period, (ii) less distributions received from our joint ventures and (iii) the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities decreased $64,428,214, from $66,875,450 in the 2016 Period to $2,447,236 in the 2017 Period.  The decrease was primarily due to (i) the proceeds received from the sale of certain subsidiaries and joint ventures in the 2016 Period with no comparable sales in the 2017 Period, (ii) less distributions received from joint ventures in excess of profits and (iii) the principal received on the finance lease related to the Center while it was on lease to Geden during the 2016 Period with no comparable principal received during the 2017 Period. The decrease was partially offset by higher principal received on notes receivable as a result of the prepayment by Asphalt during the 2017 Period.
Financing Activities
Cash used in financing activities decreased $30,501,912, from $32,174,215 in the 2016 Period to $1,672,303 in the 2017 Period.  The decrease was primarily due to (i) no distributions paid to our noncontrolling interests and partners in the 2017 Period as opposed to $22,785,848 of distributions paid in the 2016 Period and (ii) a decrease in repayments on our non-recourse long-term debt, partially offset by proceeds from our revolving line of credit in the 2016 Period with no comparable borrowings in the 2017 Period.
Non-Recourse Long-Term Debt
 As of June 30, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $33,608,322 and $35,185,385, respectively. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $66,129,875 and $67,607,658, respectively.

As of June 30, 2017, we were in compliance with the covenants related to our non-recourse long-term debt.
Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We did not pay distributions to our General Partner, limited partners or noncontrolling interests during the 2017 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2017, we had restricted cash of $1,334,657.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2017.

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

August 14, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)