Form 10-Q
period 2017-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2017-11-14
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2017
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding limited partnership interests of the registrant on November 8, 2017 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$8,044,263	$19,452,937
Restricted cash	1,366,928	1,500,000
Vessel (less accumulated depreciation of $2,554,193 and $976,088, respectively)	36,000,000	47,023,912
Leased equipment at cost (less accumulated depreciation
of $1,054,824 and $416,254, respectively)	19,945,176	20,583,746
Net investment in notes receivable	9,166,518	11,571,378
Note receivable from joint venture, net	494,930	1,329,483
Investment in joint ventures	5,078,536	9,441,801
Other assets	2,327,375	3,228,015
Total assets	$82,423,726	$114,131,272
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$32,820,168	$35,185,385
Deferred revenue	2,947,171	1,467,325
Due to General Partner and affiliates, net	68,503	204,430
Accrued expenses and other liabilities	863,348	1,216,834
Total liabilities	36,699,190	38,073,974

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	47,557,975	77,588,121
General Partner	(1,842,436)	(1,539,101)
Total partners' equity	45,715,539	76,049,020
Noncontrolling interests	8,997	8,278
Total equity	45,724,536	76,057,298
Total liabilities and equity	$82,423,726	$114,131,272

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$220,052	$253,834	$796,963	$943,476
Rental income	480,333	30,852	1,125,736	8,668,970
Pool revenue	656,113	663,153	3,097,667	663,153
Income (loss) from investment in joint ventures	202,348	361,414	(1,163,891)	1,291,898
Gain on extinguishment of debt	—	2,343,762	—	2,343,762
Gain on sale of subsidiaries	—	—	—	8,721,363
Gain on sale of investment in joint ventures	—	—	—	291,990
Other income	4,934	128,785	23,078	136,845
Total revenue and other income	1,563,780	3,781,800	3,879,553	23,061,457
Expenses:
Management fees	—	196,304	216,979	755,151
Administrative expense reimbursements	259,327	336,553	859,040	1,016,087
General and administrative	306,896	489,717	1,431,792	2,095,220
Credit loss, net	1,750,000	—	2,584,553	14,361,159
Depreciation	738,892	665,136	2,216,675	4,683,483
Interest	467,339	513,062	1,380,606	3,629,167
Impairment loss	10,299,807	—	10,299,807	—
Vessel operating expenses	1,058,917	2,802,945	3,104,345	3,519,526
Loss on derivative financial instruments	—	—	—	1,211,654
Total expenses	14,881,178	5,003,717	22,093,797	31,271,447
Net loss	(13,317,398)	(1,221,917)	(18,214,244)	(8,209,990)
Less: net income (loss) attributable to noncontrolling interests	1,348	(356)	(1,978)	1,232,342
Net loss attributable to Fund Fourteen	$(13,318,746)	$(1,221,561)	$(18,212,266)	$(9,442,332)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(13,185,558)	$(1,209,346)	$(18,030,143)	$(9,347,909)
General Partner	(133,188)	(12,215)	(182,123)	(94,423)
	$(13,318,746)	$(1,221,561)	$(18,212,266)	$(9,442,332)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(50.96)	$(4.67)	$(69.68)	$(36.13)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	258,761	$77,588,121	$(1,539,101)	$76,049,020	$8,278	$76,057,298
Net loss (unaudited)	—	(1,025,076)	(10,354)	(1,035,430)	(620)	(1,036,050)
Balance, March 31, 2017 (unaudited)	258,761	76,563,045	(1,549,455)	75,013,590	7,658	75,021,248
Net loss (unaudited)	—	(3,819,509)	(38,581)	(3,858,090)	(2,706)	(3,860,796)
Investment by noncontrolling interests (unaudited)	—	—	—	—	2,697	2,697
Balance, June 30, 2017 (unaudited)	258,761	72,743,536	(1,588,036)	71,155,500	7,649	71,163,149
Net (loss) income (unaudited)	—	(13,185,558)	(133,188)	(13,318,746)	1,348	(13,317,398)
Distributions (unaudited)	—	(12,000,003)	(121,212)	(12,121,215)	—	(12,121,215)
Balance, September 30, 2017 (unaudited)	258,761	$47,557,975	$(1,842,436)	$45,715,539	$8,997	$45,724,536

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,214,244)	$(8,209,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(12,967)	166,540
Loss (income) from investment in joint ventures	1,163,891	(1,291,898)
Depreciation	2,216,675	4,683,483
Credit loss, net	2,584,553	14,361,159
Impairment loss	10,299,807	—
Interest expense from amortization of debt financing costs	147,283	346,555
Interest expense from amortization of seller's credit	—	234,805
Loss on derivative financial instruments	—	537,861
Gain on sale of subsidiaries	—	(8,721,363)
Gain on sale of investment in joint ventures	—	(291,990)
Gain on extinguishment of debt	—	(2,343,762)
Changes in operating assets and liabilities:
Restricted cash	133,072	650,000
Other assets	(164,028)	(2,352,070)
Accrued expenses and other liabilities	(353,486)	896,212
Deferred revenue	1,479,846	281,375
Due to General Partner and affiliates, net	(135,927)	(731,386)
Distributions from joint ventures	329,943	870,158
Net cash used in operating activities	(525,582)	(914,311)
Cash flows from investing activities:
Principal received on finance leases	—	4,164,553
Investment in joint ventures	—	(56)
Distributions received from joint ventures in excess of profits	2,015,431	5,755,336
Principal and sale proceeds received on notes receivable	1,732,495	2,631,999
Proceeds from sale of subsidiaries, net of cash transferred	—	49,423,757
Proceeds from sale of investment in joint ventures	—	7,803,189
Net cash provided by investing activities	3,747,926	69,778,778
Cash flows from financing activities:
Payment of debt financing costs	—	(690,000)
Repayment of non-recourse long-term debt	(2,512,500)	(23,620,784)
Proceeds from revolving line of credit, recourse	—	1,500,000
Repayment of revolving line of credit, recourse	—	(6,000,000)
Investment by noncontrolling interests	2,697	7,042
Distributions to noncontrolling interests	—	(12,330,838)
Distributions to partners	(12,121,215)	(10,455,010)
Net cash used in financing activities	(14,631,018)	(51,589,590)
Net (decrease) increase in cash and cash equivalents	(11,408,674)	17,274,877
Cash and cash equivalents, beginning of period	19,452,937	9,281,044
Cash and cash equivalents, end of period	$8,044,263	$26,555,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,226,463	$2,882,145

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that were previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, these changes in restricted cash were classified within cash flows from operating activities for the nine months ended September 30, 2017 and 2016.

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
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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

As of September 30, 2017, we had net investment in notes receivable on non-accrual status of $2,815,158 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved, and net investment in notes receivable of $3,500,490, of which $1,380,312 was over 90 days past due and still accruing.

As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved, resulting in a net investment in notes receivable of $0 related to Jurong Aromatics Corporation Pte. Ltd. (“JAC”). On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint venture's loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds are anticipated to be distributed to the subordinated lenders. As a result, we wrote off an aggregate credit loss reserve and the corresponding balance related to the loan of $33,393,546 during the three months ended September 30, 2017.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

As of December 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA") totaled $3,500,490 and $953,389, respectively. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $1,500,000 and $800,000, respectively. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. For the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis. For the three and nine months ended September 30, 2016, we recognized finance income of $121,771 and $374,444, respectively, of which no amount was recognized on a cash basis.

Net investment in notes receivable consisted of the following:

	September 30, 2017	December 31, 2016
Principal outstanding(1)	$10,178,995	$43,699,502
Initial direct costs	—	2,414,038
Deferred fees	(327,145)	(1,148,616)
Credit loss reserve(2)	(685,332)	(33,393,546)
Net investment in notes receivable(3)	$9,166,518	$11,571,378

(1) As of September 30, 2017 and December 31, 2016, total principal outstanding related to our impaired loan was $3,500,490 and $31,788,011, respectively.
(2) As of September 30, 2017, we had a credit loss reserve of $1,750,000 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $685,332 was reserved against net investment in notes receivable. As of December 31, 2016, the credit loss reserve of $33,393,546 was related to JAC.
(3) As of September 30, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $2,815,158 and $0, respectively.

On January 24, 2017, Asphalt Carrier Shipping Company Limited ("Asphalt") satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$33,393,546
Provisions	1,750,000
Write-offs	(33,393,546)
Allowance for credit loss as of September 30, 2017	$1,750,000

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Credit loss allowance activities for the three months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2016	$33,393,546
Provisions	—
Write-offs	—
Allowance for credit loss as of September 30, 2016	$33,393,546

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	1,750,000
Write-offs	(33,393,546)
Allowance for credit loss as of September 30, 2017	$1,750,000

Credit loss allowance activities for the nine months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs	—
Allowance for credit loss as of September 30, 2016	$33,393,546

(4)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2017	December 31, 2016
Marine - dry bulk vessels	$21,000,000	$21,000,000
Less: accumulated depreciation	1,054,824	416,254
Leased equipment at cost, less accumulated depreciation	$19,945,176	$20,583,746

Depreciation expense was $212,857 and $203,394 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $638,570 and $4,221,741 for the nine months ended September 30, 2017 and 2016, respectively.

(5)	Vessel
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the "Stena Pooling Arrangement"), with other crude oil tankers owned by unaffiliated third parties. The term of the pooling arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At September 30, 2017 and December 31, 2016, the total amount subject to the shortfall provision of $2,947,171 and $1,467,325, respectively, was recognized as deferred revenue on our consolidated balance sheets. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

For the three months ended September 30, 2017, an impairment assessment on the vessel was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 based on an estimated fair value of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services.

Depreciation expense was $526,035 and $461,742 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $1,578,105 and $461,742 for the nine months ended September 30, 2017 and 2016, respectively.

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

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. During the three months ended June 30, 2017, the joint venture repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, the joint venture obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, the joint venture recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

As of September 30, 2017 and December 31, 2016, our total net investment in joint venture related to the AMC Ambassador was $0. For the three and nine months ended September 30, 2017, the joint venture recognized finance income of $0 and $156,975, respectively, which was recognized on a cash basis. For the three and nine months ended September 30, 2016, the joint venture recognized finance income of $463,662 and $1,445,031, respectively, of which no amount was recognized on a cash basis.

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
September 30, 2017
(unaudited)

financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 of such impairment loss as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$137,958	$1,164,394	$2,466,746	$3,493,181
Net (loss) income	$(338,832)	$217,524	$(14,530,337)	$640,670
Our share of net income (loss)	$—	$27,659	$(1,698,951)	$81,490

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

On September 4, 2014, a joint venture currently owned 33.5% by us and 66.5% by ICON ECI Fund Sixteen ("Fund Sixteen"), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Upon lease expiration, Geokinetics is obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics is obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment to be paid by November 15, 2017. Geokinetics is currently in compliance with its obligations under the forbearance agreement.

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, price indicators from a potential purchaser triggered impairment assessments on our (i)15% investment in a joint venture that owns two geotechnical drilling vessels currently on lease to affiliates of Fugro N.V. (“Fugro”) and (ii)12.5% investment in a joint venture that owns two LPG tanker vessels currently on lease to an affiliate of Foreguard Shipping I Global Ships Ltd. ("Foreguard"). As a result of such assessments, our Investment Manager believed that the loss in value of these investments were other than temporary declines and as a result, determined to record an impairment loss of $664,000 on our investment in the joint venture related to Fugro and $190,000 on our investment in the joint venture related to Foreguard, each during the three months ended September 30, 2017.

(7)	Non-Recourse Long-Term Debt
As of September 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	September 30, 2017	December 31, 2016	Maturity	Rate
DVB Bank SE	$33,350,000	$35,862,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	529,832	677,115
Total non-recourse long-term debt	$32,820,168	$35,185,385

 As of September 30, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $32,820,168 and $35,185,385, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $55,945,176 and $67,607,658, respectively.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. The lender has reserved, but not exercised, its rights under the loan agreement.

As of September 30, 2017, we were in compliance with the covenants related to our non-recourse long-term debt, except as discussed above.

For the three months ended September 30, 2017 and 2016, we recognized interest expense of $49,346 and $51,915, respectively, related to the amortization of debt financing costs. For the nine months ended September 30, 2017 and 2016, we recognized interest expense of $147,283 and $346,555, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties

We paid distributions to our General Partner of $121,212 for the three and nine months ended September 30, 2017. We paid distributions to our General Partner of $0 and $104,550 for the three and nine months ended September 30, 2016, respectively.  Our General Partner’s interest in the net loss attributable to us was $133,188 and $182,123 for the three and nine months ended September 30, 2017, respectively. Our General Partner’s interest in the net loss attributable to us was $12,215 and $94,423 for the three and nine months ended September 30, 2016, respectively. Effective May 1, 2017, our Investment Manager has waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$196,304	$216,979	$755,151
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	259,327	336,553	859,040	1,016,087
			$259,327	$532,857	$1,076,019	$1,771,238
(1)  Amount charged directly to operations.

At September 30, 2017, we had a net payable of $68,503 due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager. At December 31, 2016, we had a net payable of $204,430 due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

We have a note receivable from a joint venture related to the AMC Ambassador. As of September 30, 2017, the outstanding balance of the note receivable was $494,930, net of an aggregate credit loss reserve of $2,349,051. As of December 31, 2016, the outstanding balance of the note receivable was $1,329,483, net of an aggregate credit loss reserve of $1,514,498. During the three months ended December 31, 2016, the joint venture wrote down its net investment in finance lease (see Note 6). As a result, our Investment Manager assessed the collectability of the note receivable due from the joint venture by considering the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. A credit loss reserve of $1,514,498 was recorded based on such assessment and the related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. Our Investment Manager reassessed the collectability of the note receivable at each reporting date using the same approach and due to a decrease in the fair market value of the vessel, we recorded an additional credit loss reserve of $834,553 during the three months ended June 30, 2017. No interest income was recognized for the three and nine months ended September 30, 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the three and nine months ended September 30, 2016, we recognized interest income of $103,295 and $307,885, respectively, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
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

The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of September 30, 2017.

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the
	September 30, 2017	Level 1	Level 2	Level 3	Nine Months Ended September 30, 2017
Vessel	$36,000,000	$—	$—	$36,000,000	$9,445,807

For the three months ended September 30, 2017, we identified impairment indicators and measured the Shamrock for impairment purposes. The estimated fair value of the vessel at September 30, 2017 was based on (i) independent third-party valuations using a combination of approaches including, but not limited to, the market approach and the replacement cost method and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services. As of September 30, 2017, the vessel was valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.
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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 18.1% as of September 30, 2017.

	September 30, 2017
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$9,988,593	$9,633,059

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2017, we had restricted cash of $1,366,928.

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

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0.

Mining Equipment
On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

Seismic Testing Equipment

On September 4, 2014, a joint venture currently owned 33.5% by us and 66.5% by Fund Sixteen purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. Upon lease expiration, Geokinetics is obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics is obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment to be paid by November 15, 2017. Geokinetics is currently in compliance with its obligations under the forbearance agreement.

Marine Vessel

For the three months ended September 30, 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 based on an estimated fair value of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services.
Investment in Joint Ventures

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, price indicators from a potential purchaser triggered impairment assessments on our (i)15% investment in a joint venture that owns two geotechnical drilling vessels currently on lease to affiliates of Fugro and (ii) 12.5% investment in a joint venture that owns two LPG tanker vessels currently on lease to an affiliate of Foreguard. As a result of such assessments, our Investment Manager believed that the loss in value of these investments were other than temporary declines and as a result, determined to record an impairment loss of $664,000 on our investment in the joint venture related to Fugro and $190,000 on our investment in the joint venture related to Foreguard, each during the three months ended September 30, 2017.
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

Results of Operations for the Three Months Ended September 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,160,749	56%	$5,138,818	44%
Platform supply vessels	2,815,158	31%	3,500,490	30%
Motor cargo vessel	1,190,611	13%	1,234,770	11%
Asphalt carrier vessel	—	—	1,697,300	15%
	$9,166,518	100%	$11,571,378	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	88%	—
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	12%	—
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	—	48%
Gallatin Marine Management, LLC	Offshore support vessel	—	40%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	—	23%
Premier Trailer Leasing, Inc.	Trailers (1)	—	(11)%
		100%	100%
(1) Upon the prepayment by Premier Trailer Leasing, Inc. of its secured term loan during the 2016 Quarter, a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our investment in note receivable related to JAC was $33,393,546, which had been fully reserved, resulting in a net investment in note receivable of $0. On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds are anticipated to be distributed to the subordinated lenders. As a result, we wrote off an aggregate credit loss reserve and the corresponding balance related to the loan of $33,393,546 during the 2017 Quarter. We did not recognize any finance income for the 2017 Quarter and the 2016 Quarter.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $1,750,000 during the 2017 Quarter. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the 2017 Quarter and the 2016 Quarter, we recognized finance income of $0 and $121,771, respectively.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$36,000,000	64%	$47,023,912	70%
Marine - dry bulk vessels	19,945,176	36%	20,583,746	30%
	$55,945,176	100%	$67,607,658	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	58%	96%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	42%	4%
		100%	100%
Impaired Leased Assets within Operating Lease Transactions

For the 2017 Quarter, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 during the 2017 Quarter based on an estimated fair value of $36,000,000. During the 2017 Quarter and the 2016 Quarter, we recognized pool revenue of $656,113 and $663,153, respectively.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Finance income	$220,052	$253,834	$(33,782)
Rental income	480,333	30,852	449,481
Pool revenue	656,113	663,153	(7,040)
Income from investment in joint ventures	202,348	361,414	(159,066)
Gain on extinguishment of debt	—	2,343,762	(2,343,762)
Other income	4,934	128,785	(123,851)
Total revenue and other income	$1,563,780	$3,781,800	$(2,218,020)

Total revenue and other income for the 2017 Quarter decreased $2,218,020, or 58.6%, as compared to the 2016 Quarter. The decrease was primarily due to (i) a non-recurring gain on extinguishment of debt recorded during the 2016 Quarter upon repayment of the prior facility related to two of the vessels previously on lease to Geden, the Amazing and the Fantastic, at a discount, (ii) a decrease in income from investment in joint ventures due to less gain recognized on one of our joint venture’s non-designated interest rate swaps and no allocation of income from two of our joint ventures as the underlying assets held by such joint ventures are on non-accrual status and (iii) insurance proceeds that we received and accounted for as other income during the 2016 Quarter with no comparable proceeds received during the 2017 Quarter. The decrease was partially offset by an increase in rental income due to rental income recognized on new operating leases that we entered into with Americas Bulk Transport (BVI) Limited (“Americas Bulk”) in July 2016.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Management fees	$—	$196,304	$(196,304)
Administrative expense reimbursements	259,327	336,553	(77,226)
General and administrative	306,896	489,717	(182,821)
Credit loss, net	1,750,000	—	1,750,000
Depreciation	738,892	665,136	73,756
Interest	467,339	513,062	(45,723)
Impairment loss	10,299,807	—	10,299,807
Vessel operating expenses	1,058,917	2,802,945	(1,744,028)
Total expenses	$14,881,178	$5,003,717	$9,877,461

Total expenses for the 2017 Quarter increased $9,877,461, or 197.4%, as compared to the 2016 Quarter. The increase in total expenses was primarily due to the (i) impairment losses recorded during the 2017 Quarter related to the Shamrock and two investments in joint ventures with no comparable losses recorded during the 2016 Quarter and (ii) credit loss recorded during the 2017 Quarter related to TMA with no comparable credit loss recorded during the 2016 Quarter. The increase was partially offset by decreases in (a) vessel operating expenses during the 2017 Quarter due to dry-docking costs incurred during the 2016 Quarter subsequent to the redelivery of the Center to us, (b) management fees due to our Investment Manager waiving all future management fees effective May 1, 2017 and (c) general and administrative expenses primarily due to the reimbursement of insurance premiums by two lessees during the 2017 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $1,704, from a net loss of $356 in the 2016 Quarter to net income of $1,348 in the 2017 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Quarter and the 2016 Quarter was $13,318,746 and $1,221,561, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $50.96 and $4.67, respectively.

Results of Operations for the Nine Months Ended September 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	72%	—
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	14%	40%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	4%	19%
Gallatin Marine Management, LLC	Offshore support vessel	—	32%
		90%	91%

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

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel "Shamrock" and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed "Bulk Progress" and "Bulk Power", respectively, and were bareboat chartered to Americas Bulk for five years. During the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During the 2016 Period, we did not recognize any finance income related to the three vessels as the leases were already considered impaired.

As of December 31, 2016, our investment in note receivable related to JAC was $33,393,546, which had been fully reserved, resulting in a net investment in note receivable of $0. On December 22, 2011, a joint venture owned 75% by us and 25% by Fund Twelve made a $20,124,000 subordinated term loan to JAC as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan. Commencing with the three months ended June 30, 2015, our Investment Manager placed the loan on non-accrual status, ceased recognizing finance income and began recording credit losses. Subsequently, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, as of June 30, 2016, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds are anticipated to be distributed to the subordinated lenders. As a result, we wrote off an aggregate credit loss reserve and the corresponding balance related to the loan of $33,393,546 during the 2017 Quarter. We did not recognize any finance income for the 2017 Period and the 2016 Period.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $1,750,000 during the 2017 Period. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the 2017 Period and the 2016 Period, we recognized finance income of $111,279 and $374,444, respectively.

Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	73%	7%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	27%	1%
AET Inc. Limited	Marine - crude oil tankers	—	89%
		100%	97%
Impaired Leased Assets within Operating Lease Transactions

For the 2017 Period, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 during the 2017 Period based on an estimated fair value of $36,000,000. During the 2017 Period and the 2016 Period, we recognized pool revenue of $3,097,667 and $663,153, respectively.
Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Finance income	$796,963	$943,476	$(146,513)
Rental income	1,125,736	8,668,970	(7,543,234)
Pool revenue	3,097,667	663,153	2,434,514
(Loss) income from investment in joint ventures	(1,163,891)	1,291,898	(2,455,789)
Gain on extinguishment of debt	—	2,343,762	(2,343,762)
Gain on sale of subsidiaries	—	8,721,363	(8,721,363)
Gain on sale of investment in joint ventures	—	291,990	(291,990)
Other income	23,078	136,845	(113,767)
Total revenue and other income	$3,879,553	$23,061,457	$(19,181,904)

Total revenue and other income for the 2017 Period decreased $19,181,904, or 83.2%, as compared to the 2016 Period. The decrease was primarily due to (i) a gain on sale of subsidiaries recorded during the 2016 Period from the sale of our interests in ICON AET Holdings, LLC ("ICON AET") and ICON Exopack, LLC ("ICON Exopack") with no comparable sales recorded during the 2017 Period, (ii) a decrease in rental income as a result of the sale of our interests in ICON AET and ICON Exopack, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk in July 2016, (iii) loss from investment in joint ventures in the 2017 Period due primarily to the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period as opposed to income from investment in joint ventures in the 2016 Period and (iv) a gain on extinguishment of debt recorded upon repayment of the prior facility related to the Amazing and the Fantastic at a discount with no comparable gain recorded during the 2017 Period. The decrease was partially offset by pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Management fees	$216,979	$755,151	$(538,172)
Administrative expense reimbursements	859,040	1,016,087	(157,047)
General and administrative	1,431,792	2,095,220	(663,428)
Credit loss, net	2,584,553	14,361,159	(11,776,606)
Depreciation	2,216,675	4,683,483	(2,466,808)
Interest	1,380,606	3,629,167	(2,248,561)
Impairment loss	10,299,807	—	10,299,807
Vessel operating expenses	3,104,345	3,519,526	(415,181)
Loss on derivative financial instruments	—	1,211,654	(1,211,654)
Total expenses	$22,093,797	$31,271,447	$(9,177,650)

Total expenses for the 2017 Period decreased $9,177,650, or 29.3%, as compared to the 2016 Period. The decrease in total expenses was primarily due to (i) the credit loss recorded during the 2016 Period related to the three vessels previously on lease to Geden and related to JAC as opposed to the credit loss recorded during the 2017 Period related to TMA and the AMC Ambassador, (ii) a decrease in depreciation due to the sale of interests of ICON AET and ICON Exopack in June 2016, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016, (iii) a decrease in interest expense primarily due to the assumption and repayment of our debt obligations upon the sale of interests of ICON AET and partial repayments of our debt obligations related to the three vessels previously on lease to Geden, (iv) the loss on derivative financial instruments recorded in the 2016 Period as our interest rate swaps were assumed by a third party purchaser as part of the sale of our interests in ICON AET in June 2016, (v) a decrease in general and administrative expenses primarily due to lower legal, audit and bank fees recorded in the 2017 Period as compared to the 2016 Period, and the reimbursement of insurance premiums from two lessees during the 2017 Period and (vi) a decrease in management fees due to our Investment Manager waiving all future management fees effective May 1, 2017. The decrease was partially offset by impairment losses recorded during the 2017 Period related to the Shamrock and investments in two joint ventures with no comparable losses recorded during the 2016 Period.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,234,320, from net income of $1,232,342 in the 2016 Period to a net loss of $1,978 in the 2017 Period. The change was primarily due to no income recognized related to ICON AET following the sale of our interests in such joint venture in June 2016, partially offset by no credit loss recorded on our consolidated joint venture related to JAC in the 2017 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Period and the 2016 Period was $18,212,266 and $9,442,332, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2017 Period and the 2016 Period was $69.68 and $36.13, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $31,707,546, from $114,131,272 at December 31, 2016 to $82,423,726 at September 30, 2017. The decrease was primarily due to the (i) impairment and credit losses, (ii) distributions to our partners, (iii) payments of our operating expenses, (iv) repayment of our debt obligations and (v) depreciation of our leased equipment at cost and vessel, all recorded during the 2017 Period.

Total Liabilities

Total liabilities decreased $1,374,784, from $38,073,974 at December 31, 2016 to $36,699,190 at September 30, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and certain of our previously accrued liabilities, partially offset by an increase in deferred revenue related to the Shamrock during the 2017 Period.

Equity

Equity decreased $30,332,762, from $76,057,298 at December 31, 2016 to $45,724,536 at September 30, 2017. The decrease was primarily due to distributions to our partners and our net loss during the 2017 Period.

Liquidity and Capital Resources

Summary

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $8,044,263 and $19,452,937, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2017, the cash reserve was $1,288,235 and is included in our balance as of September 30, 2017. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash used in operating activities decreased $388,729, from $914,311 in the 2016 Period to $525,582 in the 2017 Period. The decrease was primarily related to (i) less cash generated from our investments in the 2017 Period due to certain prepayments by our borrowers and lessees and the sale of certain investments during or subsequent to the 2016 Period, (ii) less distributions received from our joint ventures and (iii) the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities decreased $66,030,852, from $69,778,778 in the 2016 Period to $3,747,926 in the 2017 Period.  The decrease was primarily due to (i) the proceeds received from the sale of certain subsidiaries and joint ventures in the 2016 Period with no comparable sales in the 2017 Period, (ii) the principal received on the finance lease related to the Center while it was on lease to Geden during the 2016 Period with no comparable principal received during the 2017 Period and (iii) less distributions received from joint ventures in excess of profits.
Financing Activities

Cash used in financing activities decreased $36,958,572, from $51,589,590 in the 2016 Period to $14,631,018 in the 2017 Period. The decrease was primarily due to (i) a decrease in repayments on our non-recourse long-term debt and our revolving line of credit in the 2017 Period and (ii) no distributions paid to our noncontrolling interests in the 2017 Period as opposed to $12,330,838 of distributions paid in the 2016 Period. This decrease was partially offset by an increase in distributions to our partners in the 2017 Period.
Non-Recourse Long-Term Debt
As of September 30, 2017 and December 31, 2016, our non-recourse long-term debt obligations were $32,820,168 and $35,185,385, respectively. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $55,945,176 and $67,607,658, respectively.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. The lender has reserved, but not exercised, its rights under the loan agreement.

As of September 30, 2017, we were in compliance with the covenants related to our non-recourse long-term debt, except as discussed above.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We paid distributions to our General Partner and limited partners of $121,212 and $12,000,003, respectively, during the 2017 Period. We did not pay distributions to our noncontrolling interests during the 2017 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2017, we had restricted cash of $1,366,928.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2017.

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

November 14, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)