Form 10-K
period 2017-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2018-03-30
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of outstanding limited partnership interests of the registrant on March 27, 2018 is 258,761.
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

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000, the minimum offering amount. During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, representing $257,646,987 of capital contributions by 7,010 limited partners. In addition, pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2017, the cash reserve was $1,288,235. For the period from the Commencement of Operations through May 18, 2011, we paid $17,201,964 of sales commissions to third parties and $7,445,754 of dealer-manager fees to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our General Partner (“CION Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred $2,926,110 of organizational and offering expenses, which were recorded as a reduction of partners’ equity.

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Our Business

We are an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. We primarily invested in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans that were secured by Capital Assets, and ownership rights to leased Capital Assets at lease expiration. In the case of leases where there was significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term would be minimal or was not considered a primary reason for making the investment, the rental payments due under the lease were expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of secured loans and other financing transactions, the principal and interest payments due under the loan were expected to provide a return of and a return on the amount we loaned to borrowers. We also made investments in Capital Assets subject to operating leases and leveraged leases, interests or options to purchase interests in the residual value of Capital Assets, and other investments in Capital Assets that we expected would generate sufficient net proceeds from either the sale or re-lease of such Capital Assets, as applicable, to provide a satisfactory rate of return.

We divide the life of the Partnership into three distinct phases:

(1)	Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)
Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to limited partners. Our operating period ended on May 18, 2016.

(3)
Liquidation Period: On May 19, 2016, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

At December 31, 2017 and 2016, we had total assets of $80,362,566 and $114,131,272, respectively. For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.1% of our combined total rental and finance income of $2,854,239. Net loss attributable to us for the year ended December 31, 2017 was $18,983,138. For the year ended December 31, 2016, we had one lessee that accounted for 82.2% of our combined total rental and finance income of $10,077,181. Net loss attributable to us for the year ended December 31, 2016 was $14,104,253. Our pool revenue for the years ended December 31, 2017 and 2016 was solely generated by a vessel that we placed into service in 2016 by participating in a pooling arrangement.

At December 31, 2017, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Marine Vessels

·
Two supramax bulk carrier vessels, the Bulk Progress (f/k/a the Amazing) and the Bulk Power (f/k/a the Fantastic), which are subject to five-year bareboat charters with Americas Bulk Transport (BVI) Limited (“Americas Bulk”). The bareboat charters expire in June 2021.

·
A crude oil tanker, the Shamrock (f/k/a the Center), which was placed into service in July 2016 by participating in a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties.

·
A 40% ownership interest in an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), which was subject to a nine-year bareboat charter with Gallatin Marine Management, LLC (“Gallatin”). The bareboat charter was terminated, effective March 12, 2017.

·
A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), which were subject to eight-year bareboat charters with an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”). The bareboat charters were scheduled to expire in March 2022 and April 2022, respectively. The EPIC Vessels were sold to an affiliate of Foreguard Shipping in February 2018.

·
A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”). The bareboat charter expires in June 2024.

Geotechnical Drilling Vessels

·
A 15% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

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

·
A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets, which matures in December 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2017 and 2016, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Such competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could have offered or that we can currently offer in liquidating our portfolio, which may have affected our ability to make our investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives. In addition, increased competition in the equipment financing business caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities.

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

Employees

We have no direct employees. Our General Partner and our Investment Manager supervise and control our business affairs and originated and service our investments.

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

Number of Partners
Title of Class	As of March 27, 2018
General Partner	1
Limited partners	7,199

We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which was on May 18, 2016. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Partnership Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our limited partners totaling $12,000,003 and $10,350,460 for the years ended December 31, 2017 and 2016, respectively. Additionally, we paid distributions to our General Partner of $121,212 and $104,550 for the years ended December 31, 2017 and 2016, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2017 (the “Valuation Date”) has been determined to be $184.75 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”) and certain additional shipping valuation firms (collectively, the “Valuation Firms”), all third-party independent valuation and consulting firms engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of the Valuation Firms was approved by our Investment Manager. Our Investment Manager engaged Duff & Phelps to provide valuations for multiple investments included in our portfolio. Each additional shipping valuation firm was engaged by our Investment Manager to provide a valuation for a specific marine vessel underlying an investment in our portfolio due to its familiarity with such asset. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation. The shipping valuation firms are reputable valuation firms in the shipping industry that have been consistently engaged by our Investment Manager to provide valuations for specific marine vessels for a period of time.

*  An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2017, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2017.

Process and Methodology

Our Investment Manager established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by the Valuation Firms. In arriving at its fair value, the Valuation Firms utilized valuation methodologies that both our Investment Manager and the Valuation Firms believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair values are estimated by our Investment Manager to approximate the sale proceeds or settlement amounts, as applicable. For investments that had non-recourse long-term obligations higher than the value of the related assets, the net asset value of the investment was deemed to be zero.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

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

Sales Comparison

The sales comparison method compares similar assets recently sold in the market and adjust the value for differences in the subject asset and the comparable assets as well as for the current market conditions.

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain each borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 9.0% to 17.2%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by using the fair values provided by the Valuation Firms. The Valuation Firms utilized one or a combination of the market, income and cost approaches. Projected cash flows used under the DCF method included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.0% to 14.0%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was estimated by our Investment Manager to approximate the settlement amount for an investment that was sold after the Valuation Date but before the filing of this report.

Valuation of Vessel

The estimated fair value of our vessel at the Valuation Date was based on (i) the fair value provided by a third-party shipping valuation firm and (ii) an agreed-upon sale price for the vessel that was subject to certain conditions as of the Valuation Date.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value of one of our long-term obligations at the Valuation Date was estimated by our Investment Manager to approximate the carrying value as it was settled after the Valuation Date but before the filing of this report.

 The discount rates used ranged from 4.0% to 6.4%.

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

The Estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2018 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2018. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

Overview

We are an equipment leasing and finance fund in which the capital our partners invested was pooled together to make investments in Capital Assets, pay fees and establish a small reserve. During our offering period from May 18, 2009 to May 18, 2011, we raised total equity of $257,646,987. Our operating period commenced on May 19, 2011. We invested a substantial portion of the proceeds from the sale of our Interests in Capital Assets. After these proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to limited partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We invested and reinvested in Capital Assets from time to time during our five-year operating period. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business. If our Investment Manager believes it would benefit our limited partners to reinvest the proceeds received from investments in additional investments during the liquidation period, our Investment Manager may do so. Our Investment Manager is not paid acquisition fees or management fees for additional investments initiated during the liquidation period, although management fees continue to be paid for investments that were part of our portfolio prior to the commencement of the liquidation period.

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Our Investment Manager believes that the overall economic outlook for 2018 and 2019 appears moderately favorable, supported by increasing consumer spending and strong fundamentals. The recent business tax cuts could further encourage capital spending by businesses. While commodity prices have continued to grow throughout 2017, our Investment Manager is cautious about sustained increases. The Federal Reserve’s strategy with monetary policy to reach its inflation target, as well as geopolitical instability, among other things, will have an effect on the long-term economic outlook.

The equipment financing industry has encountered significant challenges over the past several years as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2017 and 2016:

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

As a result of the depressed shipping market and historically low charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on non-accrual status during the three months ended June 30, 2013. Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014.

Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden might be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic. Accordingly, commencing with the three months ended December 31, 2014, we recorded credit losses related to the Amazing and the Fantastic based on updated quarterly assessments. The total credit loss recorded for the Amazing and the Fantastic during the year ended December 31, 2014 was $12,646,486. Additionally, during the year ended December 31, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. Our Investment Manager continued to update the assumptions used in the quarterly assessments based on any new information received. The total credit loss recorded for the Amazing and the Fantastic during the year ended December 31, 2015 was $24,160,583.

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

On July 5, 2016, the Amazing and the Fantastic were redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed “Bulk Progress” and “Bulk Power,” respectively, and were bareboat chartered to Americas Bulk for five years. The charters with Americas Bulk were classified as operating leases under U.S. generally accepted accounting principles (“U.S. GAAP”) and as a result, the vessels were reclassified from “net investment in finance leases” to “leased equipment at cost” at their then fair market value on our consolidated balance sheet upon commencement of the charters. Commencing July 5, 2017, either party can terminate one or both charters on each subsequent anniversary date, provided certain criteria are met. Charter hire payments vary month-to-month as a result of a profit sharing arrangement set forth in the charters.

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

With respect to the Center, in April 2016, our Investment Manager was informed by Geden that it would also redeliver the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligation with respect to the vessel. As a result, during the three months ended March 31, 2016, our Investment Manager determined to record a credit loss of $396,762 based primarily on the then current fair market value of the vessel.

We accounted for the lease related to the Center on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the lease was considered impaired during the three months ended March 31, 2016. For the year ended December 31, 2016, we did not recognize any finance income related to the Center.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel “Shamrock” and placed it into service by participating in the Stena Pooling Arrangement. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. The Stena Pooling Arrangement includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At December 31, 2017 and 2016, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $2,470,650 and $1,467,325, respectively. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

In connection with the redelivery of the vessel to us by Geden and placing the vessel in the Stena Pooling Arrangement, the non-recourse long-term debt associated with the Center, which was scheduled to mature on June 21, 2016, was extended and refinanced with a new facility agreement with the senior lender as further described below. In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. During 2016, we made repayments on the outstanding balance of the long-term debt totaling $4,770,000 prior to the refinancing. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.5%. As part of this refinancing, we incurred loan origination fees of $390,000.

During the year ended December 31, 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 based on an estimated fair value of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services.

On March 29, 2011, we and ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs,” and collectively with the aframax tankers, the “AET Vessels”). The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt with DVB and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of ten years. On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt (the “Sub Debt”) from

Wafra Investment Advisory Group, Inc. (“Wafra”) related to the investment in the AET Vessels. The Sub Debt was for a period of 60 months and at our option could have been extended for an additional 12 months. The Sub Debt was secured by the equity of ICON AET. During 2014, the two aframax tankers were sold to third-party purchasers and all related debt obligations, including the portion of the Sub Debt associated with such aframax tankers, were satisfied in full. During the year ended December 31, 2016 (prior to the sale of ICON AET as further described below), due to curing covenant breaches that resulted in restrictions on our ability to utilize cash generated by the charters for purposes other than paying the long-term debt with DVB, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt in an aggregate amount of $1,530,000.

On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of $6,708,694, which is included in gain on sale of subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding Sub Debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third-party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia and assumed all outstanding long-term debt with DVB of $60,786,199.

On December 19, 2011, a joint venture owned 40% by us and 60% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager, agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2017, the joint venture’s notes payable to us and Fund Fifteen were $3,320,770 and $4,981,155, respectively. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fifteen were $2,917,798 and $4,376,697, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019. The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets, net of a credit loss of $2,843,981 and $1,514,498 as of December 31, 2017 and 2016, respectively (as further described below).

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

Consequently, as of December 31, 2016, our Investment Manager assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to $8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. During the three months ended June 30, 2017, the joint venture repossessed the AMC Ambassador. As part of this process, the joint venture obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, the joint venture recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017.

As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. No impairment loss recorded by the joint venture during 2017 was allocated to us as our investment in the joint venture was previously written down to zero. The senior lender, who has a first priority security interest in the AMC Ambassador, is currently in discussions with a potential purchaser for the sale of the vessel.

For the year ended December 31, 2017, the joint venture recognized finance income of $156,975, which was recognized on a cash basis. For the year ended December 31, 2016, the joint venture recognized finance income of $1,424,846, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2017, the joint venture classified the AMC Ambassador as vessel on its balance sheet at $3,700,000 and our investment in the joint venture was $0. As of December 31, 2016, the net investment in finance lease held by the joint venture was valued at $8,000,000 and our investment in the joint venture was $0. As a result of the credit and impairment losses recorded related to the AMC Ambassador, our Investment Manager determined to record a credit loss of $2,843,981 and $1,514,498 during the years ended December 31, 2017 and 2016, respectively, on the related party note receivable due to us from the joint venture based on the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. The related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the year ended December 31, 2016, we recognized interest income prior to the related party note receivable being considered impaired of $307,885, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations. As of December 31, 2017, the related party note receivable was fully reserved.

On December 20, 2012, ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 20% by us and 80% by Fund Fifteen, purchased a car carrier vessel, the Hoegh Copenhagen. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS, a wholly-owned subsidiary of Hoegh Autoliners Holding AS, for a period of eight years. On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of investment in joint venture of $284,448.

On April 2, 2013, two joint ventures each owned 45% by us and 55% by Fund Fifteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the “Ardmore Vessels”), from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our total contribution to the joint ventures was $4,361,088. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales.

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

During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $190,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Investment Manager obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Investment Manager concluded that an impairment existed and as a result, the joint venture recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

Mining Equipment

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

Packaging Equipment

On July 31, 2009, we, through our wholly-owned subsidiary, ICON Exopack, LLC (“ICON Exopack”), purchased a three-layer blown film extrusion line from Coveris Flexibles US LLC (f/k/a Exopack, LLC) (“Coveris”) for $2,713,210, which was simultaneously leased to Coveris for 60 months commencing on August 1, 2009. On September 30, 2009, we purchased an eight color flexographic printing press from Coveris for $3,662,460, which was simultaneously leased to Coveris for 60 months commencing on October 1, 2009. On October 22, 2015, we amended our leases with Coveris to extend the term for 36 months, effective November 1, 2015, after such leases were automatically extended twice for a total of 18 months since the original expiration dates. On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Exopack for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third-party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Our contribution to the joint venture was $3,666,221. During 2016, due to damage to certain of the assets on lease, the joint venture received $48,076 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $4,760 during 2016, of which our share was $1,595. On February 15, 2017, Fund Sixteen purchased all of ECI Partners’ limited liability company interests in the joint venture. As a result, the joint venture is owned 33.5% by us and 66.5% by Fund Sixteen.

Upon lease expiration, Geokinetics was obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics was obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment paid on November 15,

2017. All payments were made by Geokinetics in accordance with the forbearance agreement and title to the equipment was transferred to Geokinetics accordingly. The penalty and forbearance fee was recognized as additional finance income.

Auto Manufacturing Equipment

On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to ICON Challenge was $3,993,515. On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller’s credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $664,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

Notes Receivable

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC’s manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional total credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved, resulting in a net investment in notes receivable related to JAC of $0.

On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third-party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including us. As a result, we wrote off an aggregate credit loss reserve and corresponding balance related to the loan of $33,393,546 during the three months ended September 30, 2017. We did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $2,200,000 (the “Partnership Loan”). The Partnership Loan bore interest at 15.5% per year and was scheduled to mature on December 31, 2018. The Loan was secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest would have first been provided to the third-party creditor and then to us. On January 24, 2017, Asphalt satisfied its obligations in connection with the Partnership Loan by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, Fund Twelve and Fund Fifteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced (see Subsequent Events below). As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $1,950,000 and $3,500,490, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $953,389. For the years ended December 31, 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

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

On December 30, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 8, 2017, we, Fund Fifteen and Fund Sixteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC's breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $13,674.

Subsequent Events

On January 5, 2018, ICON, the Senior Lender and TMA entered into a second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

Recent Accounting Pronouncements

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

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

For our vessel operating in a pool, revenue and voyage expenses related to our vessel are pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, is based on points allocated to each participant’s vessel based on the number of days such vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. Operating costs related to our vessel participating in the pool, including, without limitation, crewing and maintenance, are typically paid by us. Since we share the net earnings of the pool with the other participants and the pool operates in a spot market, revenue earned by our vessel participating in the pool is subject to fluctuations of such spot market. We recognize pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that is subject to repayment by us based on certain criteria is deferred until the time such criteria are met.

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

Depreciation
We record depreciation expense on equipment when the lease is classified as an operating lease or vessel. In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed on non-accrual status.

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

Results of Operations for the Years Ended December 31, 2017 (“2017”) and 2016 (“2016”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,145,490	62%	$5,138,818	44%
Platform supply vessels	1,950,000	24%	3,500,490	30%
Motor cargo vessel	1,160,572	14%	1,234,770	11%
Asphalt carrier vessel	—	—	1,697,300	15%
	$8,256,062	100%	$11,571,378	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017	2016
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	76%	1%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	11%	44%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	10%	1%
Asphalt Carrier Shipping Company Limited	Asphalt carrier vessel	3%	21%
Gallatin Marine Management, LLC	Offshore support vessel	—	27%
		100%	94%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

We had three leases with Geden that were placed on non-accrual status during the three months ended June 30, 2013. As a result, finance income was recognized on a cash basis. As our Investment Manager believed that Geden might have been unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration, we recorded credit losses related to two of the vessels, the Amazing and the Fantastic, commencing with the three months ended December 31, 2014 based on our updated quarterly assessments. The total credit loss recorded for the Amazing and the Fantastic during the years ended December 31, 2015 and 2014 was $24,160,583 and $12,646,486, respectively. Upon the leases being considered impaired as of December 31, 2014, no finance income was subsequently recognized.

In April 2016, our Investment Manager was informed by Geden that it would redeliver the three vessels to us prior to lease expiration and that it would not be fulfilling its purchase obligations with respect to the three vessels. As a result, our Investment Manager determined to record credit losses of $4,804,077, $4,641,478 and $396,762 related to the Amazing, the Fantastic and the Center, respectively, during the three months ended March 31, 2016, based primarily on the then current fair market value of the vessels.

Upon the lease related to the Center being considered impaired as of March 31, 2016, no finance income was subsequently recognized. On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel “Shamrock” and placed it into service for at least 12 months by participating in the Stena Pooling Arrangement. Upon redelivery of the vessel to us, we reclassified the Center from “net investment in finance leases” to “vessel” on our consolidated balance sheet as of June 30, 2016 at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

On July 5, 2016, the Amazing and the Fantastic were also redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed “Bulk Progress” and “Bulk Power,” respectively, and were bareboat chartered to Americas Bulk for five years. The charters with Americas Bulk were classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified from “net investment in finance leases” to “leased equipment at cost” at their then fair market values on our consolidated balance sheet upon commencement of the charters. As a result, during the three months ended June 30, 2016, we recognized a reversal of an aggregate credit loss of $6,800,000 related to the Amazing and the Fantastic based on their then fair market values as of June 30, 2016.

During 2016, we did not recognize any finance income related to the three vessels as the leases were already considered impaired.

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC’s manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional total credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale.

On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third-party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including us. As a result, we wrote off an aggregate credit loss reserve and the corresponding balance related to the loan of $33,393,546 during 2017. We did not recognize any finance income related to JAC for 2017 and 2016.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced to $2,500,000. As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$35,598,896	64%	$47,023,912	70%
Marine - dry bulk vessels	19,732,319	36%	20,583,746	30%
	$55,331,215	100%	$67,607,658	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017	2016
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	74%	19%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	26%	3%
AET Inc. Limited	Marine - crude oil tankers	—	75%
		100%	97%

Impaired Leased Assets within Operating Lease Transactions

During 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 during 2017 based on an estimated fair value of $36,000,000. During 2017 and 2016, we recognized pool revenue of $5,216,411 and $2,064,596, respectively.
Revenue and other income for 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Finance income	$1,033,699	$1,126,919	$(93,220)
Rental income	1,820,540	8,950,262	(7,129,722)
Pool revenue	5,216,411	2,064,596	3,151,815
(Loss) income from investment in joint ventures	(906,605)	320,115	(1,226,720)
Gain on extinguishment of debt	—	2,343,762	(2,343,762)
Gain on sale of subsidiaries	—	6,708,694	(6,708,694)
Gain on sale of investment in joint ventures	—	291,990	(291,990)
Other income	25,962	144,048	(118,086)
Total revenue and other income	$7,190,007	$21,950,386	$(14,760,379)

Total revenue and other income for 2017 decreased $14,760,379, or 67.2%, as compared to 2016. The decrease was primarily due to (i) a decrease in rental income as a result of the sale of our interests in ICON AET and ICON Exopack, partially offset by rental income recognized on new operating leases that we entered into with Americas Bulk in July 2016, (ii) a gain on sale of subsidiaries recorded during 2016 from the sale of our interests in ICON AET and ICON Exopack with no comparable sales recorded during 2017, (iii) a gain on extinguishment of debt recorded upon repayment of the prior facility related to the Amazing and the Fantastic at a discount with no comparable gain recorded during 2017 and (iv) a loss from investment in joint ventures in 2017 due primarily to the impairment loss recorded by our joint venture related to Pacific Crest during 2017 as opposed to income from investment in joint ventures in 2016. The decrease was partially offset by pool revenue recognized in connection with net earnings derived from placing the Shamrock in the Stena Pooling Arrangement since July 2016.

Expenses for 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Management fees	$216,979	$869,053	$(652,074)
Administrative expense reimbursements	1,184,627	1,519,571	(334,944)
General and administrative	1,941,178	3,048,745	(1,107,567)
Credit loss, net	3,944,641	15,875,657	(11,931,016)
Depreciation	2,830,636	5,410,687	(2,580,051)
Interest	1,841,530	4,104,608	(2,263,078)
Impairment loss	10,299,807	—	10,299,807
Vessel operating expenses	3,919,097	4,796,285	(877,188)
Loss on derivative financial instruments	—	1,211,654	(1,211,654)
Total expenses	$26,178,495	$36,836,260	$(10,657,765)

Total expenses for 2017 decreased $10,657,765, or 28.9%, as compared to 2016. The decrease was primarily due to (i) the credit loss recorded during 2016 related to the three vessels previously on lease to Geden and related to JAC as opposed to the credit loss recorded during 2017 related to TMA and the related party note receivable, (ii) a decrease in depreciation due to the sale of interests of ICON AET and ICON Exopack in June 2016, partially offset by depreciation recorded on the three vessels redelivered to us by Geden, which we redeployed in July 2016, (iii) a decrease in interest expense primarily due to the assumption and repayment of our debt obligations upon the sale of interests of ICON AET and partial repayments of our debt obligations related to the three vessels previously on lease to Geden, (iv) the loss on derivative financial instruments recorded in 2016 as our interest rate swaps were assumed by a third-party purchaser as part of the sale of our interests in ICON AET in June 2016, (v) a decrease in general and administrative expenses primarily due to lower legal, audit and bank fees recorded in 2017 as compared to 2016, and the reimbursement of insurance premiums from two lessees during 2017, (vi) a decrease in vessel operating expenses during 2017 due to dry-docking costs incurred during 2016 subsequent to the redelivery of the Center to us and (vii) a decrease in management fees due to our Investment Manager waiving all future management fees effective May 1, 2017. The decrease was partially offset by impairment losses recorded during 2017 related to the Shamrock and investments in two joint ventures with no comparable losses recorded during 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $776,271, from $781,621 in 2016 to $5,350 in 2017. The decrease was primarily due to no credit loss recorded on our consolidated joint venture related to JAC in 2017, partially offset by no income recognized related to ICON AET following the sale of our interests in such joint venture in June 2016.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for 2017 and 2016 was $18,983,138 and $14,104,253, respectively. Net loss attributable to us per weighted average Interest outstanding for 2017 and 2016 was $72.63 and $53.96, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $33,768,706, from $114,131,272 at December 31, 2016 to $80,362,566 at December 31, 2017. The decrease was primarily due to the (i) impairment and credit losses, (ii) distributions to our partners, (iii) payments of our operating expenses, (iv) repayment of our debt obligations and (v) depreciation of our leased equipment at cost and vessel, all recorded during 2017.

Total Liabilities

Total liabilities decreased $2,661,700, from $38,073,974 at December 31, 2016 to $35,412,274 at December 31, 2017. The decrease was primarily due to repayments on certain non-recourse long-term debt and certain of our previously accrued liabilities, partially offset by an increase in deferred revenue related to the Shamrock during 2017.

Equity

Equity decreased $31,107,006, from $76,057,298 at December 31, 2016 to $44,950,292 at December 31, 2017. The decrease was primarily due to our net loss and distributions to our partners during 2017.

Liquidity and Capital Resources

Summary

At December 31, 2017 and 2016, we had cash and cash equivalents of $7,547,311 and $19,452,937, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2017, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(686,700)	$(1,317,168)
Investing activities	4,249,592	51,842,325
Financing activities	(15,468,518)	(40,353,264)
Net (decrease) increase in cash and cash equivalents	$(11,905,626)	$10,171,893

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities
Cash used in operating activities decreased $630,468, from $1,317,168 in 2016 to $686,700 in 2017. The decrease was primarily due to a decrease in cash outflows as a result of lower operating losses on a cash basis in 2017 as compared to 2016 and the timing of cash payments and cash receipts from year-to-year.

Investing Activities
Cash provided by investing activities decreased $47,592,733, from $51,842,325 in 2016 to $4,249,592 in 2017. The decrease was primarily due to (i) the proceeds received from the sale of certain subsidiaries and joint ventures in 2016 with no comparable sales in 2017, (ii) the principal received on the finance lease related to the Center while it was on lease to Geden during 2016 with no comparable principal received during 2017 and (iii) less distributions received from joint ventures in excess of profits. The decrease was partially offset by investments in notes receivable that we entered into during 2016 related to CFL and LSC with no comparable investments made during 2017.
Financing Activities
Cash used in financing activities decreased $24,884,746, from $40,353,264 in 2016 to $15,468,518 in 2017. The decrease was primarily due to a decrease in repayments on our non-recourse long-term debt and our revolving line of credit in 2017, partially offset by an increase in distributions to our partners in 2017.
Financings and Borrowings
Long-Term Debt
 As of December 31, 2017 and 2016, our non-recourse long-term debt obligations were $32,030,638 and $35,185,385, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $55,331,215 and $67,607,658, respectively.

In 2010, we entered into a loan agreement with DVB and Nord LB under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. During 2015, we amended the loan agreement to provide a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall and to revise certain financial covenants. In addition, during 2015, we were notified by our lenders of non-compliance with a financial covenant as a result of a decrease in the fair market value of the Amazing and the Fantastic. On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the year ended December 31, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels “Bulk Progress” and “Bulk Power,” and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated.

In 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender. In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel “Shamrock,” and placing the vessel in the Stena Pooling Arrangement. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Center totaling $4,770,000. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. On January 16, 2018, we entered into an agreement (the “Letter Agreement”) with the senior lender to waive the event of default provided we fund the required amounts to the reserve account in accordance with the terms and conditions of the Letter Agreement. We are currently in compliance with all our obligations under the Letter Agreement.

During the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the long-term debt with DVB, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt with Wafra in an aggregate amount of $1,530,000. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third-party, we satisfied in full the outstanding balance of the Sub Debt of $529,660. In addition, as part of the sale of interests of ICON AET, the third-party purchaser assumed all outstanding long-term debt with DVB of $60,786,199.

As of December 31, 2017, we were in compliance with the covenants related to our non-recourse long-term debt, except as discussed above.
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

Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We paid distributions to our limited partners in the amount of $12,000,003 and $10,350,460 in 2017 and 2016, respectively. We paid distributions to our General Partner in the amount of $121,212 and $104,550 in 2017 and 2016, respectively. We paid distributions to our noncontrolling interests in the amount of $0 and $263,739 in 2017 and 2016, respectively. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Partnership Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

 On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2017:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$32,512,500	$3,412,500	$8,825,000	$20,275,000	$—
Long-term debt interest*	4,222,805	1,450,679	2,342,658	429,468	—
	$36,735,305	$4,863,179	$11,167,658	$20,704,468	$—

*Based on variable rates in effect at December 31, 2017.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2017, we had restricted cash of $1,500,000.

Off-Balance Sheet Transactions
None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have rent escalation clauses tied to inflation in our leases and one of our notes receivable is subject to LIBOR fluctuations with a LIBOR floor of 1%. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be negatively affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and subsidiaries (the “Partnership”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Partnership's auditor since 2017.

New York, New York
March 29, 2018

Report of Independent Registered Public Accounting Firm

The Partners
ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

We have audited the accompanying consolidated balance sheet of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity and cash flows for the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. at December 31, 2016, and the consolidated results of its operations and its cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2017

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$7,547,311	$19,452,937
Restricted cash	1,500,000	1,500,000
Vessel (less accumulated depreciation of $2,955,297 and $976,088, respectively)	35,598,896	47,023,912
Leased equipment at cost (less accumulated depreciation of $1,267,681 and $416,254, respectively)	19,732,319	20,583,746
Net investment in notes receivable	8,256,062	11,571,378
Note receivable from joint venture, net	—	1,329,483
Investment in joint ventures	4,871,247	9,441,801
Other assets	2,856,731	3,228,015
Total assets	$80,362,566	$114,131,272
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$32,030,638	$35,185,385
Deferred revenue	2,470,065	1,467,325
Due to General Partner and affiliates, net	75,587	204,430
Accrued expenses and other liabilities	835,984	1,216,834
Total liabilities	35,412,274	38,073,974

Commitments and contingencies (Note 15)

Equity:
Partners’ equity:
Limited partners	46,794,811	77,588,121
General Partner	(1,850,144)	(1,539,101)
Total partners' equity	44,944,667	76,049,020
Noncontrolling interests	5,625	8,278
Total equity	44,950,292	76,057,298
Total liabilities and equity	$80,362,566	$114,131,272

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue and other income:
Finance income	$1,033,699	$1,126,919
Rental income	1,820,540	8,950,262
Pool revenue	5,216,411	2,064,596
(Loss) income from investment in joint ventures	(906,605)	320,115
Gain on extinguishment of debt	—	2,343,762
Gain on sale of subsidiaries	—	6,708,694
Gain on sale of investment in joint ventures	—	291,990
Other income	25,962	144,048
Total revenue and other income	7,190,007	21,950,386
Expenses:
Management fees	216,979	869,053
Administrative expense reimbursements	1,184,627	1,519,571
General and administrative	1,941,178	3,048,745
Credit loss, net	3,944,641	15,875,657
Depreciation	2,830,636	5,410,687
Interest	1,841,530	4,104,608
Impairment loss	10,299,807	—
Vessel operating expenses	3,919,097	4,796,285
Loss on derivative financial instruments	—	1,211,654
Total expenses	26,178,495	36,836,260
Net loss	(18,988,488)	(14,885,874)
Less: net loss attributable to noncontrolling interests	(5,350)	(781,621)
Net loss attributable to Fund Fourteen	$(18,983,138)	$(14,104,253)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(18,793,307)	$(13,963,210)
General Partner	(189,831)	(141,043)
	$(18,983,138)	$(14,104,253)

Weighted average number of limited partnership interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(72.63)	$(53.96)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	258,761	$101,901,791	$(1,293,508)	$100,608,283	$11,094,298	$111,702,581
Net loss	—	(13,963,210)	(141,043)	(14,104,253)	(781,621)	(14,885,874)
Distributions	—	(10,350,460)	(104,550)	(10,455,010)	(263,739)	(10,718,749)
Deconsolidation of subsidiary	—	—	—	—	(10,054,430)	(10,054,430)
Investment by noncontrolling interests	—	—	—	—	13,770	13,770
Balance, December 31, 2016	258,761	77,588,121	(1,539,101)	76,049,020	8,278	76,057,298
Net loss	—	(18,793,307)	(189,831)	(18,983,138)	(5,350)	(18,988,488)
Distributions	—	(12,000,003)	(121,212)	(12,121,215)	—	(12,121,215)
Investment by noncontrolling interests	—	—	—	—	2,697	2,697
Balance, December 31, 2017	258,761	$46,794,811	$(1,850,144)	$44,944,667	$5,625	$44,950,292

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,988,488)	$(14,885,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(40,667)	175,643
Loss (income) from investment in joint ventures	906,605	(320,115)
Depreciation	2,830,636	5,410,687
Credit loss, net	3,944,641	15,875,657
Impairment loss	10,299,807	—
Interest expense from amortization of debt financing costs	195,253	412,923
Interest expense from amortization of seller’s credit	—	234,805
Paid-in-kind interest	—	(246,307)
Loss on derivative financial instruments	—	537,861
Gain on sale of subsidiaries	—	(6,708,694)
Gain on sale of investment in joint ventures	—	(291,990)
Gain on extinguishment of debt	—	(2,343,762)
Changes in operating assets and liabilities:
Restricted cash	—	650,000
Other assets	(693,384)	(2,574,640)
Accrued expenses and other liabilities	(380,850)	1,191,711
Deferred revenue	1,002,740	1,063,764
Due to General Partner and affiliates, net	(128,843)	(699,379)
Distributions from joint ventures	365,850	1,200,542
Net cash used in operating activities	(686,700)	(1,317,168)
Cash flows from investing activities:
Principal received on finance leases	—	4,164,554
Investment in joint ventures	—	(56)
Distributions received from joint ventures in excess of profits	2,444,099	6,214,770
Investment in notes receivable	13,674	(6,372,790)
Principal and sale proceeds received on notes receivable	1,791,819	2,676,000
Proceeds from sale of subsidiaries, net of cash transferred	—	37,356,658
Proceeds from sale of investment in joint ventures	—	7,803,189
Net cash provided by investing activities	4,249,592	51,842,325
Cash flows from financing activities:
Payment of debt financing costs	—	(690,000)
Repayment of long-term debt	(3,350,000)	(24,458,285)
Proceeds from revolving line of credit, recourse	—	1,500,000
Repayment of revolving line of credit, recourse	—	(6,000,000)
Investment by noncontrolling interests	2,697	13,770
Distributions to noncontrolling interests	—	(263,739)
Distributions to partners	(12,121,215)	(10,455,010)
Net cash used in financing activities	(15,468,518)	(40,353,264)
Net (decrease) increase in cash and cash equivalents	(11,905,626)	10,171,893
Cash and cash equivalents, beginning of year	19,452,937	9,281,044
Cash and cash equivalents, end of year	$7,547,311	$19,452,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,644,691	$3,282,965
Supplemental disclosure of non-cash financing and investing activities:
Deconsolidation of subsidiary - noncontrolling interests	$—	$10,054,430

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000, the minimum offering amount. During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, of which 10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, we paid the following fees in connection with the offering of our Interests: (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to CION Securities, LLC, an affiliate of our General Partner and the dealer-manager of our offering (“CION Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partners’ equity.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

We report noncontrolling interests as a separate component of consolidated equity and net loss attributable to noncontrolling interests is included in consolidated net (loss) income. The attribution of net loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net loss attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2016, the predominant cash generated from restricted cash was related to the release of restricted cash sourced from rental receipts associated with our leasing operations that was previously restricted pursuant to certain provisions in the applicable non-recourse long-term debt agreements. As a result, these changes in restricted cash were classified within cash flows from operating activities for the year ended December 31, 2016.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Debt Financing Costs

Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

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
December 31, 2017

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

For our vessel operating in a pool, revenue and voyage expenses related to our vessel are pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, is based on points allocated to each participant’s vessel based on the number of days such vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. Operating costs related to our vessel participating in the pool, including, without limitation, crewing and maintenance, are typically paid by us. Since we share the net earnings of the pool with the other participants and the pool operates in a spot market, revenue earned by our vessel participating in the pool is subject to fluctuations of such spot market. We recognize pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that is subject to repayment by us based on certain criteria is deferred until the time such criteria are met.

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
December 31, 2017

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed on non-accrual status.

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
December 31, 2017

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

Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations. We are currently under examination by the New York City Department of Finance related to UBT. The tax years that remain open for examination include from 2012 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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
December 31, 2017

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

(3) Net Investment in Notes Receivable

As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved, and net investment in notes receivable of $3,500,490, of which $1,380,312 was over 90 days past due and still accruing. See below for further details regarding our note receivable related to TMA (as defined below).

Net investment in notes receivable consisted of the following:

	December 31,
	2017	2016
Principal outstanding(1)	$10,119,672	$43,699,502
Initial direct costs	—	2,414,038
Deferred fees	(313,120)	(1,148,616)
Credit loss reserve(2)	(1,550,490)	(33,393,546)
Net investment in notes receivable(3)	$8,256,062	$11,571,378

(1) As of December 31, 2017 and 2016, total principal outstanding related to our impaired loan was $3,500,490 and $31,788,011, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA (defined below), of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable. As of December 31, 2016, the credit loss reserve of $33,393,546 was related to JAC (defined below).
(3) As of December 31, 2017 and 2016, net investment in note receivable related to our impaired loan was $1,950,000 and $0, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding our ultimate collectability of the loan and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the loan by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, we recorded an aggregate credit loss of $28,621,458 related to JAC based on our Investment Manager’s quarterly collectability analyses.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to us while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that our ultimate collectability of the loan was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over our loan. Based upon this reassessment, our Investment Manager determined that we should fully reserve the outstanding balance of the loan due from JAC as of June 30, 2016. As a result, we recorded an additional total credit loss of $4,772,088 for the three months ended June 30, 2016. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $33,393,546, which had been fully reserved, resulting in a net investment in notes receivable related to JAC of $0.

On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third-party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including us. As a result,

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

we wrote off an aggregate credit loss reserve and corresponding balance related to the loan of $33,393,546 during the three months ended September 30, 2017. We did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $2,200,000 (the “Partnership Loan”). The Partnership Loan bore interest at 15.5% per year and was scheduled to mature on December 31, 2018. The Loan was secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest would have first been provided to the third-party creditor and then to us. On January 24, 2017, Asphalt satisfied its obligations in connection with the Partnership Loan by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, Fund Twelve and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000. As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $1,950,000 and $3,500,490, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $953,389. For the years ended December 31, 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.

On September 24, 2014, we, Fund Twelve, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

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

On December 30, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan agreement with Lubricating Specialties Company (“LSC”) to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 8, 2017, we, Fund Fifteen and Fund Sixteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC’s breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $13,674.

Credit loss allowance activities for the years ended December 31, 2017 and 2016 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$28,621,458
Provisions	4,772,088
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	2,615,158
Write-offs, net of recoveries	(33,393,546)
Allowance for credit loss as of December 31, 2017	$2,615,158

(4) Net Investment in Finance Leases

As of December 31, 2017 and 2016, we no longer owned equipment subject to finance leases in our portfolio.

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

As a result of the depressed shipping market and historically low charter rates, the subsidiaries of Geden had only partially satisfied their lease payment obligations related to the three vessels and as a result, the leases were placed on non-accrual status during the three months ended June 30, 2013. Our Investment Manager and Geden negotiated amendments to the leases, which, among other things, included restructuring the payment terms. Although the amendments were not executed by the parties, Geden made lease payments to us in accordance with the proposed restructured terms during the year ended December 31, 2014.

Subsequent to December 31, 2014, Geden either made partial lease payments based upon the proposed restructured terms or no payments at all on the Amazing and the Fantastic due to the continued decline in charter rates associated with supramax bulk carrier vessels. As a result, our Investment Manager believed that Geden might be unable to fully satisfy its remaining lease payment obligations and fulfill its purchase obligations at lease expiration on September 30, 2017 related to the Amazing and the Fantastic. Accordingly, commencing with the three months ended December 31, 2014, we recorded credit losses related to the Amazing and the Fantastic based on updated quarterly assessments. The total credit loss recorded for the Amazing and the Fantastic during the year ended December 31, 2014 was $12,646,486. Additionally, during the year ended December 31, 2015, based on discussions with Geden, our Investment Manager determined that there was doubt regarding Geden’s ability to subsidize operating expenses associated with the Amazing and the Fantastic and to otherwise operate the vessels through the end of the lease term in September 2017. Our Investment Manager continued to update the assumptions used in the quarterly assessments based on any new information received. The total credit loss recorded for the Amazing and the Fantastic during the year ended December 31, 2015 was $24,160,583.

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
December 31, 2017

We accounted for the leases related to the Amazing and the Fantastic on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the leases were considered impaired as of December 31, 2014. Subsequently, no finance income was recognized.

On July 5, 2016, the Amazing and the Fantastic were redelivered to us by Geden and the charters were terminated. Upon redelivery, the vessels were renamed “Bulk Progress” and “Bulk Power,” respectively, and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for five years. The charters with Americas Bulk were classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified from “net investment in finance leases” to “leased equipment at cost” at their then fair market value on our consolidated balance sheet upon commencement of the charters (see Note 5).

With respect to the Center, in April 2016, our Investment Manager was informed by Geden that it would also redeliver the Center to us prior to lease expiration and that it would not be fulfilling its purchase obligation with respect to the vessel. As a result, during the three months ended March 31, 2016, our Investment Manager determined to record a credit loss of $396,762 based primarily on the then current fair market value of the vessel.

We accounted for the lease related to the Center on a non-accrual basis and finance income was recognized on a cash basis commencing with the three months ended June 30, 2013 until the lease was considered impaired during the three months ended March 31, 2016. For the year ended December 31, 2016, we did not recognize any finance income related to the Center.

On June 17, 2016, the Center was redelivered to us by Geden and the charter was terminated. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel “Shamrock” and placed it into service by participating in a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”). As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution based partly on the performance of all vessels within the pool. Upon redelivery of the vessel to us, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet at the then fair market value of $48,000,000. Upon reclassification, U.S. GAAP requires that we record the vessel at the lower of the present carrying value or the present fair market value. Due to the decrease in the fair market value of the Center, we recognized an additional credit loss of $6,546,754 during the three months ended June 30, 2016, net of the forfeiture of the $9,000,000 seller’s credit that was no longer payable to Geden as a result of Geden’s default on the charter.

(5) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2017	2016
Marine - dry bulk vessels	$21,000,000	$21,000,000
Less: accumulated depreciation	1,267,681	416,254
Leased equipment at cost, less accumulated depreciation	$19,732,319	$20,583,746

Depreciation expense was $851,426 and $4,434,599 for the years ended December 31, 2017 and 2016, respectively.

Marine Vessels

On March 29, 2011, we and Fund Twelve entered into a joint venture, ICON AET Holdings, LLC (“ICON AET”), owned 75% by us and 25% by Fund Twelve, for the purpose of acquiring two aframax tankers and two very large crude carriers (the “VLCCs,” and collectively with the aframax tankers, the “AET Vessels”). The VLCCs, the Eagle Vermont and the Eagle Virginia, were each acquired for $72,000,000, of which $55,000,000 was financed through non-recourse long-term debt, and were simultaneously bareboat chartered to AET Inc. Limited (“AET”) for a period of ten years. On April 5, 2011, ICON AET borrowed $22,000,000 of subordinated non-recourse long-term debt (the “Sub Debt”) from Wafra Investment Advisory Group, Inc. (“Wafra”) related to the investment in the AET Vessels.

On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON AET for net sales proceeds of $48,798,058. As a result, we recorded a gain on sale of $6,708,694, which is included in gain on sale of

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

subsidiaries on our consolidated statements of operations. A portion of the proceeds from the sale was used to satisfy in full ICON AET’s outstanding Sub Debt obligations of $529,660. Through the acquisition of the interests of ICON AET, the third-party purchaser acquired ownership of the Eagle Vermont and the Eagle Virginia, which are on charter to AET, and assumed all outstanding senior debt obligations of $60,786,199 associated with such vessels. For the year ended December 31, 2016, pre-tax income of ICON AET was $1,679,328, of which the pre-tax income attributable to us was $1,265,121.

Upon termination of the charters and redelivery of the vessels to us by Geden (see Note 4), we entered into five-year operating leases with Americas Bulk related to the Bulk Progress and the Bulk Power, effective July 6, 2016. The charters with Americas Bulk were classified as operating leases under U.S. GAAP and as a result, the vessels were reclassified to “leased equipment at cost” at their then fair market value on our consolidated balance sheet upon commencement of the charters. Commencing July 5, 2017, either party can terminate one or both charters on each subsequent anniversary date, provided certain criteria are met. Charter hire payments vary month-to-month as a result of a profit sharing arrangement set forth in the charters.

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

On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Exopack for net sales proceeds of $2,813,350. As a result, we recorded a gain on sale of $409,910, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Exopack, the third-party purchaser acquired ownership of the packaging and printing equipment that is on lease to Coveris. For the year ended December 31, 2016, pre-tax income of ICON Exopack was $195,511.

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2017:

Years Ending December 31,
2018	$341,356
2019	456,500
2020	640,500
2021	364,000
2022	—
Thereafter	—
Total (1)	$1,802,356

(1) This amount does not include contingent rentals that may be received under the charters that we entered into with Americas Bulk in July 2016. Contingent rentals in connection with the aforementioned charters of $1,468,452 and $184,880 was recognized during the years ended December 31, 2017 and 2016, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

(6) Vessel

Upon termination of the charter and redelivery of the vessel to us by Geden (see Note 4), on July 14, 2016, we entered the Shamrock into the Stena Pooling Arrangement with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At December 31, 2017 and 2016, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $2,470,065 and $1,467,325, respectively. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

During the year ended December 31, 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 based on an estimated fair value of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services. In addition, our Investment Manager reassessed the residual value of the vessel and as a result of the adjusted carrying value and the change in residual value, our monthly depreciation decreased by $41,644, effective October 1, 2017.

Depreciation expense was $1,979,210 and $976,088 for the years ended December 31, 2017 and 2016, respectively.

(7)	Investment in Joint Ventures

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC (“Gallatin”) for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2017, the joint venture’s notes payable to us and Fund Fifteen were $3,320,770 and $4,981,155, respectively. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fifteen were $2,917,798 and $4,376,697, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019. The note payable to us is presented as note receivable from joint venture on our consolidated balance sheets, net of a credit loss of $2,843,981 and $1,514,498 as of December 31, 2017 and 2016, respectively (see also Note 10).

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

Consequently, as of December 31, 2016, our Investment Manager assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

$8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. During the three months ended June 30, 2017, the joint venture repossessed the AMC Ambassador. As part of this process, the joint venture obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, the joint venture recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017.

As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. No impairment loss recorded by the joint venture during 2017 was allocated to us as our investment in the joint venture was previously written down to zero. The senior lender, who has a first priority security interest in the AMC Ambassador, is currently in discussions with a potential purchaser for the sale of the vessel.

For the year ended December 31, 2017, the joint venture recognized finance income of $156,975, which was recognized on a cash basis. For the year ended December 31, 2016, the joint venture recognized finance income of $1,424,846, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2017, the joint venture classified the AMC Ambassador as vessel on its balance sheet at $3,700,000 and our investment in the joint venture was $0. As of December 31, 2016, the net investment in finance lease held by the joint venture was valued at $8,000,000 and our investment in the joint venture was $0. As a result of the credit and impairment losses recorded related to the AMC Ambassador, our Investment Manager determined to record a credit loss of $2,843,981 and $1,514,498 during the years ended December 31, 2017 and 2016, respectively, on the related party note receivable due to us from the joint venture based on the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. The related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the year ended December 31, 2016, we recognized interest income prior to the related party note receivable being considered impaired of $307,885, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations. As of December 31, 2017, the related party note receivable was fully reserved.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$156,975	$1,424,846
Net loss	$(6,569,752)	$(7,302,320)
Our share of net loss	$—	$(1,318,770)

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

On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of investment in joint venture of $284,448. For the year ended December 31, 2016, our share of pre-tax income recognized by ICON Hoegh was $216,980.

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
December 31, 2017

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

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fifteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”) from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $190,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Investment Manager obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Investment Manager concluded that an impairment existed and as a result, the joint venture recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Our contribution to the joint venture was $3,666,221. During 2016, due to damage to certain of the assets on lease, the joint venture received $48,076 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and the joint venture recognized additional finance income of $4,760 during 2016, of which our share was $1,595. On February 15, 2017, Fund Sixteen purchased all of ECI Partners’ limited liability company interests in the joint venture. As a result, the joint venture is owned 33.5% by us and 66.5% by Fund Sixteen.

Upon lease expiration, Geokinetics was obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics was obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment paid on November 15, 2017. All payments were made by Geokinetics in accordance with the forbearance agreement and title to the equipment was transferred to Geokinetics accordingly. The penalty and forbearance fee was recognized as additional finance income.

On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 40% by us, 50% by Fund Fifteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to ICON Challenge was $3,993,515. On June 8, 2016, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale. For the year ended December 31, 2016, our share of pre-tax income recognized by ICON Challenge was $192,863.

On December 23, 2015, a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller’s credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $3,565,875 was made in December 2015.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $664,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$13,994,174	$13,050,830
Net income	$2,561,757	$3,368,433
Our share of net income	$384,264	$505,265

(8)	Non-Recourse Long-Term Debt
As of December 31, 2017 and 2016, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2017	2016	Maturity	Rate
DVB Bank SE	$32,512,500	$35,862,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	481,862	677,115
Total non-recourse long-term debt	$32,030,638	$35,185,385

 As of December 31, 2017 and 2016, our non-recourse long-term debt obligations were $32,030,638 and $35,185,385, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $55,331,215 and $67,607,658, respectively.

On October 1, 2010, we entered into a loan agreement with DVB Bank SE (“DVB”) and Norddeutsche Landesbank Girozentrale (“Nord LB,” and together with DVB, the “lenders”) under which we borrowed $43,500,000 to finance the acquisition of the Amazing and the Fantastic. The loan was scheduled to mature on September 30, 2017 and bore interest at a fixed rate of 4.9825% for the first four years and then changed to a variable rate of LIBOR plus 3.85%. During 2015, due to a change in the fair market value of the Amazing and the Fantastic, we provided a guarantee of up to $2.5 million for each vessel to cover any debt balance shortfall, and we also amended the loan agreement to revise certain financial covenants. As of December 31, 2015, we were in non-compliance with a financial covenant under the loan agreement.

On July 6, 2016, we repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602. As a result of the discounted repayment, we recognized a gain on extinguishment of debt of $2,343,762 during the year ended December 31, 2016. In addition, on July 6, 2016, we refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by Geden, renaming the vessels “Bulk Progress” and “Bulk Power,” and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Amazing and the Fantastic totaling $14,727,602. The new facility matures on April 30, 2021 and bears interest at LIBOR plus 3.85%. As part of this refinancing, we incurred loan origination fees of $300,000. Upon repayment in full of the long-term debt associated with the Amazing and the Fantastic with the proceeds from the new facility, we cured our non-compliance with the long-term debt covenant under the prior facility and the debt balance shortfall guarantee that we issued to the senior lender as part of the prior facility was terminated. As of December 31, 2017, we were in compliance with all covenants related to the non-recourse long-term debt associated with the Bulk Progress and the Bulk Power.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker, the Center. The loan bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was secured by the Center. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with the senior lender (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and the senior lender entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Center. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by Geden, renaming the vessel “Shamrock,” and placing the vessel in the Stena Pooling Arrangement. During 2016, prior to this refinancing transaction, we made repayments on the outstanding balance of the long-term debt related to the Center totaling $4,770,000. On July 18, 2016, we drew down the full principal amount of the new facility to repay in full the then long-term debt balance of $26,000,000 under the prior facility. The new facility matures on March 31, 2021 and bears interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. On January 16, 2018, we entered into an agreement (the “Letter Agreement”) with the senior lender to waive the event of default provided we fund the required amounts to the reserve account in accordance with the terms and conditions of the Letter Agreement. We are currently in compliance with all our obligations under the Letter Agreement.

On March 29, 2011, we, through certain subsidiaries of ICON AET, borrowed $128,000,000 of non-recourse long term debt in connection with the acquisition of the AET Vessels. The $18,000,000 of debt relating to the aframax tankers accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 4.5550% per year through the maturity of the debt on March 29, 2014. The $110,000,000 of debt relating to the VLCCs accrued interest at a rate of 3.3075% per year through June 29, 2011. The interest rate after that date was fixed pursuant to a swap agreement at 6.3430% per year through the maturity of the debt on March 29, 2021. The lender had a security interest in the AET Vessels.

On April 5, 2011, ICON AET borrowed $22,000,000 of Sub Debt from Wafra related to the investment in the AET Vessels. The loan bore interest at 12% per year, was for a period of 60 months and, at ICON AET’s option, could have been extended for an additional 12 months. The loan was secured by the equity of ICON AET.

During 2014, the two aframax tankers were sold to third-party purchasers and all related debt obligations, including the portion of the Sub Debt associated with such aframax tankers, were satisfied in full.

During the three months ended March 31, 2016, due to curing the covenant breach that resulted in the restriction on our ability to utilize cash generated by the charters for purposes other than paying the long-term debt with DVB, proceeds from rental income receipts that were previously restricted were used to partially pay down outstanding principal and interest under the Sub Debt with Wafra in an aggregate amount of $1,530,000. On June 8, 2016, simultaneously with the sale of 100% of the limited liability company interests of ICON AET to an unaffiliated third-party, we satisfied in full the outstanding balance of the Sub Debt of $529,660. In addition, as part of the sale of interests of ICON AET, the third-party purchaser assumed all outstanding long-term debt with DVB of $60,786,199.

As of December 31, 2017 and 2016, we had capitalized net debt financing costs of $481,862 and $677,115, respectively. For the years ended December 31, 2017 and 2016, we recognized additional interest expense of $195,253 and $381,865, respectively, related to the amortization of the debt financing costs.

The aggregate maturities of long-term debt over the next five years and thereafter were as follows at December 31, 2017:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Years Ending December 31,
2018	$3,412,500
2019	3,925,000
2020	4,900,000
2021	20,275,000
2022	—
Thereafter	—
$32,512,500

(9)	Revolving Line of Credit, Recourse

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

The interest rate for general advances under the Facility was CB&T’s prime rate. We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility. On July 15, 2016, we repaid the outstanding balance under the Facility of $6,000,000. On October 31, 2016, we and CB&T terminated the Facility.

Upon termination of the Facility in October 2016, we fully amortized the remaining debt financing costs. For the year ended December 31, 2016, we recognized additional interest expense of $31,058 related to the amortization of debt financing costs on our Facility.

(10)	Transactions with Related Parties

We entered into certain agreements with our General Partner, our Investment Manager and CION Securities, whereby we paid or pay certain fees and reimbursements to these parties. CION Securities was entitled to receive a 3.00% dealer-manager fee from the gross proceeds from sales of our Interests.

We paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of our operating period, equal to 2.50% of the purchase price of each investment we made in Capital Assets. Effective May 1, 2017, our Investment Manager waived all future management fees.

In addition, we reimbursed our General Partner and its affiliates for organizational and offering expenses incurred in connection with our organization and offering. The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests were sold in the offering) and the actual costs and expenses incurred by our General Partner and its affiliates. Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

We paid distributions to our General Partner of $121,212 and $104,550 for the years ended December 31, 2017 and 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $189,831 and $141,043 for the years ended December 31, 2017 and 2016, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$216,979	$869,053
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	1,184,627	1,519,571
			$1,401,606	$2,388,624
(1)  Amount charged directly to operations.

At December 31, 2017 and 2016, we had a net payable of $75,587 and $204,430, respectively, due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

We have a note receivable from a joint venture related to the AMC Ambassador. As of December 31, 2017, the outstanding balance of the note receivable was $0, net of an aggregate credit loss reserve of $2,843,981. As of December 31, 2016, the outstanding balance of the note receivable was $1,329,483, net of an aggregate credit loss reserve of $1,514,498. During the three months ended December 31, 2016, the joint venture wrote down its net investment in finance lease (see Note 7). As a result, our Investment Manager assessed the collectability of the note receivable due from the joint venture by considering the fair market value of the vessel and the balance of the joint venture’s non-recourse long-term debt associated with the vessel, which has priority over our related party note receivable. A credit loss reserve of $1,514,498 was recorded based on such assessment and the related party note receivable was placed on non-accrual status during the three months ended December 31, 2016. Our Investment Manager reassessed the collectability of the note receivable at each reporting date using the same approach and due to a decrease in the fair market value of the vessel, we recorded an additional credit loss reserve of $1,329,483 during the year ended December 31, 2017. As of December 31, 2017, the related party note receivable was fully reserved. No interest income was recognized for the year ended December 31, 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016. For the year ended December 31, 2016, we recognized interest income of $307,885 prior to the related party note receivable being considered impaired, of which no amount was recognized on a cash basis. The interest income is included in finance income on our consolidated statements of operations.

In June 2016, we sold our interests in certain of our subsidiaries and joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provide bookkeeping and administrative services related to such assets for a fee.

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
December 31, 2017

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost and vessel, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit losses were recorded, while the carrying value of the assets is presented as of December 31, 2017 or 2016, as applicable:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2017	Level 1	Level 2	Level 3	December 31, 2017
Vessel	$35,598,896	$—	$—	$36,000,000	$9,445,807

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

						Credit Loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2016 (1)	Level 1	Level 2	Level 3		December 31, 2016
Net investment in finance leases	$—	$—	$—	$21,000,000	(2)	$2,645,555

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

						Credit Loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2016 (1)	Level 1	Level 2	Level 3		December 31, 2016
Net investment in finance leases	$—	$—	$—	$48,000,000	(2)	$6,943,517

(1) Upon redelivery to us in June 2016, we reclassified the Center from net investment in finance leases to vessel on our consolidated balance sheet.
(2) There were nonrecurring fair value measurements in relation to the credit loss recorded as of March 31, 2016 and June 30, 2016 related to the Center, of which the related lease has since been terminated (see Note 4). As of March 31, 2016 and June 30, 2016, the fair value was $55,000,000 and $48,000,000, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 9.0% and 16.0% as of December 31, 2017.

	December 31, 2017
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$3,127,056	$3,053,868

(12)	Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole. We are potentially subject to UBT, which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City.
We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.
Deferred tax assets are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,778,988	$554,962
Unused credit loss deductions	99,195	1,149,108
Valuation allowance	(1,878,183)	(1,704,070)
Total net deferred tax assets	$—	$—
As of December 31, 2017, the net operating losses from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2037.

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
December 31, 2017

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

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high-quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.1% of our combined rental and finance income. For the year ended December 31, 2016, we had one lessee that accounted for 82.2% of our combined rental and finance income. Our pool revenue for the years ended December 31, 2017 and 2016 was solely generated by a vessel that we placed into service by participating in a pooling arrangement.

As of December 31, 2017 and 2016, equipment on lease to two lessees accounted for approximately 68.9% and 59.2% of total assets, respectively.

As of December 31, 2017 and 2016, we had one lender that accounted for 90.5% and 90.8% of total liabilities, respectively.

(14) Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2017
	North
	America	Vessels (a)	Total
Revenue:
Finance income	$780,540	$253,159	$1,033,699
Rental income and pool revenue	$—	$7,036,951	$7,036,951
Income (loss) from investment in joint ventures	$248,862	$(1,155,467)	$(906,605)

	At December 31, 2017
	North
	America	Vessels (a)	Total
Long-lived assets:
Vessel	$—	$35,598,896	$35,598,896
Leased equipment at cost	$—	$19,732,319	$19,732,319
Net investment in notes receivable	$5,145,490	$3,110,572	$8,256,062
Investment in joint ventures	$6,885	$4,864,362	$4,871,247
(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2016
	North
	America	Vessels (a)	Total
Revenue:
Finance income	$89,260	$1,037,659	$1,126,919
Rental income and pool revenue	$—	$11,014,858	$11,014,858
Income (loss) from investment in joint ventures	$577,800	$(257,685)	$320,115

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

	At December 31, 2016
	North
	America	Vessels (a)	Total
Long-lived assets:
Vessel	$—	$47,023,912	$47,023,912
Leased equipment at cost	$—	$20,583,746	$20,583,746
Net investment in notes receivable	$5,138,818	$6,432,560	$11,571,378
Note receivable from joint venture	$—	$1,329,483	$1,329,483
Investment in joint ventures	$2,450,972	$6,990,829	$9,441,801
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

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2017, we had restricted cash of $1,500,000.

(16)	Income Tax Reconciliation (unaudited)

At December 31, 2017 and 2016, the partners’ equity included in the consolidated financial statements totaled $44,944,667 and $76,049,020, respectively. The partners’ capital for federal income tax purposes at December 31, 2017 and 2016 totaled $56,209,483 and $105,733,512, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit losses, depreciation and amortization, and income or loss from investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

	Years Ended December 31,
	2017	2016
Net loss attributable to Fund Fourteen per consolidated financial statements	$(18,983,138)	$(14,104,253)
Depreciation and amortization	(973,713)	(508,358)
Loss from investment in joint ventures	(27,632,421)	(4,052,012)
Credit loss add-back (deduction)	12,782,879	(27,370,504)
Other	(2,596,103)	(7,878,735)
Net loss attributable to Fund Fourteen for federal income tax purposes	$(37,402,496)	$(53,913,862)

Schedule II – Valuation and Qualifying Accounts
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2017

Credit loss reserve	$34,908,044	$3,944,641	$33,393,546	(a)	$5,459,139

Year Ended December 31, 2016

Credit loss reserve	$65,428,527	$15,875,657	$46,396,140	(b)	$34,908,044
(a) Represents the write-off of the reserved balance of the note receivable related to JAC.
(b) Represents the write-off of the reserved balance of the finance leases related to the Amazing, the Fantastic and the Center.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, was formed in 1985. Our Investment Manager’s principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

Code of Ethics

Our Investment Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Investment Manager. Our Investment Manager’s address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$216,979	$869,053
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	1,184,627	1,519,571
			$1,401,606	$2,388,624
(1)  Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $121,212 and $104,550 for the years ended December 31, 2017 and 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $189,831 and $141,043 for the years ended December 31, 2017 and 2016, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters
(a)    We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)     As of March 27, 2018, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work.

Ernst & Young LLP (“EY”) was our independent registered public accounting firm for 2016 and a portion of 2017. On June 30, 2017, we dismissed EY as our independent registered public accounting firm. On July 6, 2017, we engaged RSM US LLP (“RSM”) as our independent registered public accounting firm for the year ending December 31, 2017. The following table presents the fees for both audit and non-audit services rendered by EY and RSM, as applicable, for the years ended December 31, 2017 and 2016:

Principal Audit Firm - RSM US LLP	December 31,
	2017	2016
Audit fees	$215,250	$—
Tax fees	—	—
	$215,250	$—

Predecessor Audit Firm - Ernst & Young LLP	December 31,
	2017	2016
Audit fees	$47,000	$366,867
Tax fees	323,051	309,662
	$370,051	$676,529

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
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

March 29, 2018

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

March 29, 2018

By: /s/ Michael A. Reisner
      Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)