Form 10-Q
period 2018-03-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2018-05-15
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2018
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding limited partnership interests of the registrant on May 10, 2018 is 258,761.

ICON Equipment and Corporate
Infrastructure Fund Fourteen, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$6,884,182	$7,547,311
Restricted cash	1,675,230	1,500,000
Vessel (less accumulated depreciation of $3,356,401 and $2,955,297, respectively)	35,197,792	35,598,896
Leased equipment at cost (less accumulated depreciation
of $1,480,538 and $1,267,681, respectively)	19,519,462	19,732,319
Net investment in notes receivable	8,756,275	8,256,062
Investment in joint ventures and equity-method investees	4,041,938	4,871,247
Other assets	2,863,823	2,856,731
Total assets	$78,938,702	$80,362,566
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$31,241,037	$32,030,638
Deferred revenue	2,177,338	2,470,065
Due to General Partner and affiliates, net	101,042	75,587
Accrued expenses and other liabilities	1,357,754	835,984
Total liabilities	34,877,171	35,412,274

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	45,916,527	46,794,811
General Partner	(1,859,016)	(1,850,144)
Total partners' equity	44,057,511	44,944,667
Noncontrolling interests	4,020	5,625
Total equity	44,061,531	44,950,292
Total liabilities and equity	$78,938,702	$80,362,566

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue and other income:
Finance income	$323,281	$358,343
Rental income	646,347	277,556
Pool revenue	1,059,393	1,253,248
Income from investment in joint ventures and equity-method investees	25,089	235,976
Other income	5,031	11,087
Total revenue and other income	2,059,141	2,136,210
Expenses:
Management fees	—	191,210
Administrative expense reimbursements	201,042	318,342
General and administrative	870,196	638,776
Depreciation	613,961	738,891
Interest	466,840	452,838
Vessel operating	795,863	832,203
Total expenses	2,947,902	3,172,260
Net loss	(888,761)	(1,036,050)
Less: net loss attributable to noncontrolling interests	(1,605)	(620)
Net loss attributable to Fund Fourteen	$(887,156)	$(1,035,430)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(878,284)	$(1,025,076)
General Partner	(8,872)	(10,354)
	$(887,156)	$(1,035,430)

Weighted average number of limited partnership interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(3.39)	$(3.96)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	258,761	$46,794,811	$(1,850,144)	$44,944,667	$5,625	$44,950,292
Net loss (unaudited)	—	(878,284)	(8,872)	(887,156)	(1,605)	(888,761)
Balance, March 31, 2018 (unaudited)	258,761	$45,916,527	$(1,859,016)	$44,057,511	$4,020	$44,061,531

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(888,761)	$(1,036,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(23,545)	42,002
Income from investment in joint ventures and equity-method investees	(25,089)	(235,976)
Depreciation	613,961	738,891
Interest expense from amortization of debt financing costs	47,899	48,629
Changes in operating assets and liabilities:
Other assets	(7,092)	(434,964)
Accrued expenses and other liabilities	521,770	(161,437)
Deferred revenue	(292,727)	869,780
Due to General Partner and affiliates, net	25,455	(254,294)
Distributions from joint ventures	—	71,508
Net cash used in operating activities	(28,129)	(351,911)
Cash flows from investing activities:
Investment in joint ventures and equity-method investees	(450,000)	—
Investment in notes receivable	(550,000)	—
Distributions received from joint ventures in excess of profits	1,304,398	380,822
Principal received on notes receivable	73,332	1,628,000
Net cash provided by investing activities	377,730	2,008,822
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(837,500)	(837,500)
Net cash used in financing activities	(837,500)	(837,500)
Net (decrease) increase in cash, cash equivalents and restricted cash	(487,899)	819,411
Cash, cash equivalents and restricted cash, beginning of period	9,047,311	20,952,937
Cash, cash equivalents and restricted cash, end of period (a)	$8,559,412	$21,772,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$414,668	$404,843

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$6,884,182	$20,411,636
Restricted cash	1,675,230	1,360,712
Total cash, cash equivalents and restricted cash	$8,559,412	$21,772,348

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
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

(2)	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim period are not necessarily indicative of the results for the full year.

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
March 31, 2018
(unaudited)

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

Investments - Equity Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. Such investments are subject to our impairment review policy.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. We adopted ASU 2014-09 on January 1, 2018. Since substantially all of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018, which did not have an effect on our consolidated financial statements. We utilize the cumulative earnings approach under ASU 2016-15 to present distributions received from equity-method investees, which is consistent with our previous policy.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash used in operating activities	$(212,623)	$(139,288)	$(351,911)

Cash, cash equivalents and restricted cash, beginning of period	19,452,937	1,500,000	20,952,937
Net increase (decrease) in cash, cash equivalents and restricted cash	958,699	(139,288)	819,411
Cash, cash equivalents and restricted cash, end of period	$20,411,636	$1,360,712	$21,772,348

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)	Net Investment in Notes Receivable
As of March 31, 2018, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

	March 31, 2018	December 31, 2017
Principal outstanding(1)	$9,045,850	$10,119,672
Deferred fees	(289,575)	(313,120)
Credit loss reserve(2)	—	(1,550,490)
Net investment in notes receivable(3)	$8,756,275	$8,256,062
(1) As of March 31, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $2,500,000 and $3,500,490, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.
(3) As of March 31, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loan was $2,500,000 and $1,950,000, respectively.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. As a result of this restructuring (as further described below), our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017.

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting (see Note 6) and the remaining $550,000 as an additional

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $3,750,000 and $2,250,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,500,000 and $1,950,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the three months ended March 31, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	—
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of March 31, 2018	$—

Credit loss allowance activities for the three months ended March 31, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2017	$33,393,546

(4)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	March 31, 2018	December 31, 2017
Marine - dry bulk vessels	$21,000,000	$21,000,000
Less: accumulated depreciation	1,480,538	1,267,681
Leased equipment at cost, less accumulated depreciation	$19,519,462	$19,732,319

Depreciation expense was $212,857 and $212,856 for the three months ended March 31, 2018 and 2017, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

(5)	Vessel
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that will require us to pay back a portion of the monthly distribution received upon certain criteria being met if we remove the vessel from the pool. The shortfall provision expires on July 14, 2018. At March 31, 2018 and December 31, 2017, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $2,177,338 and $2,470,065, respectively. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $401,104 and $526,035 for the three months ended March 31, 2018 and 2017, respectively.

(6)	Investment in Joint Ventures and Equity-Method Investees
On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2018	2017
(Loss) revenue	$(2,331,180)	$720,217
Net (loss) income	$(2,631,785)	$302,493
Our share of net (loss) income	$(134,798)	$38,426

On December 23, 2015, a joint venture owned 15% by us,75% by Fund Fifteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. Our contribution to the joint venture was $3,565,875.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.
Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$3,424,652	$3,343,483
Net income	$1,239,601	$623,791
Our share of net income	$185,940	$93,569

As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 1.56%. Due to our ownership interest and that we are able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.

(7)	Non-Recourse Long-Term Debt
As of March 31, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	March 31, 2018	December 31, 2017	Maturity	Rate
DVB Bank SE	$31,675,000	$32,512,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	433,963	481,862
Total non-recourse long-term debt	$31,241,037	$32,030,638

 As of March 31, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $31,241,037 and $32,030,638, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $54,717,254 and $55,331,215, respectively.

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

As of March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
For the three months ended March 31, 2018 and 2017, we recognized additional interest expense of $47,899 and $48,629, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties
We did not pay distributions to our General Partner for the three months ended March 31, 2018 or 2017. Our General Partner’s interest in the net loss attributable to us was $8,872 and $10,354 for the three months ended March 31, 2018 and 2017, respectively. Effective May 1, 2017, our Investment Manager waived all future management fees.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$191,210
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	201,042	318,342
			$201,042	$509,552
(1)  Amount charged directly to operations.

At March 31, 2018 and December 31, 2017, we had a net payable of $101,042 and $75,587, respectively, due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

We have a note receivable from a joint venture related to the AMC Ambassador. As of March 31, 2018 and December 31, 2017, the outstanding balance of the note receivable was $0, net of an aggregate credit loss reserve of $2,843,981. No interest income was recognized for the three months ended March 31, 2018 or 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016.

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

	March 31, 2018
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$3,631,350	$3,611,426

(10)	Commitments and Contingencies
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

On September 27, 2016, we commenced a legal proceeding against Center Navigation Ltd. (“Center Navigation”) and Geden Holdings Ltd. (“Geden”) seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center. This legal proceeding is currently in the discovery phase.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2018, we had restricted cash of $1,675,230.

(11)	Subsequent Events
On May 8, 2018, we and Americas Bulk Transport (BVI) Limited (“Americas Bulk”), the bareboat charterer of our two supramax bulk carrier vessels, the Bulk Progress and the Bulk Power, entered into an agreement in which both parties agreed to jointly market and sell the two vessels during the remaining period of 2018. Americas Bulk will continue to pay charter hire in accordance with the bareboat charter until the sale of the vessels.

In May 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen agreed with DVB Asia, Pacific Crest and Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the offshore supply vessel, to, among other things, (i) terminate the bareboat charter upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Notes Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA’s outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $3,750,000 and $2,250,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,500,000 and $1,950,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 12.5% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Subsequent Events

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.
On May 8, 2018, we and Americas Bulk entered into an agreement in which both parties agreed to jointly market and sell the Bulk Progress and the Bulk Power during the remaining period of 2018. Americas Bulk will continue to pay charter hire in accordance with the bareboat charter until the sale of the vessels.

In May 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen agreed with DVB Asia, Pacific Crest and Pacific Radiance to, among other things, (i) terminate the bareboat charter related to the offshore supply vessel upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.
Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which we adopted on January 1, 2018. The adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which we adopted on January 1, 2018. The adoption of ASU 2016-15 did not have an effect on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were to increase cash used in operating activities for the three months ended March 31, 2017 by $139,288 and increase cash, cash equivalents and restricted cash at March 31, 2017 by $1,360,712.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.
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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,139,822	58%	$5,145,490	62%
Platform supply vessels	2,500,000	29%	1,950,000	24%
Motor cargo vessel	1,116,453	13%	1,160,572	14%
	$8,756,275	100%	$8,256,062	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	68%	53%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	22%	31%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	10%	8%
		100%	92%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$35,197,792	64%	$35,598,896	64%
Marine - dry bulk vessels	19,519,462	36%	19,732,319	36%
	$54,717,254	100%	$55,331,215	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	62%	82%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	38%	18%
		100%	100%

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Finance income	$323,281	$358,343	$(35,062)
Rental income	646,347	277,556	368,791
Pool revenue	1,059,393	1,253,248	(193,855)
Income from investment in joint ventures and equity-method investees	25,089	235,976	(210,887)
Other income	5,031	11,087	(6,056)
Total revenue and other income	$2,059,141	$2,136,210	$(77,069)

Total revenue and other income for the 2018 Quarter decreased $77,069, or 3.6%, as compared to the 2017 Quarter. The decrease was primarily due to decreases in (i) income from investment in joint ventures and equity-method investees primarily due to the loss on sale of the EPIC Vessels recorded by our joint venture during the 2018 Quarter, (ii) pool revenue due to lower net earnings derived from the Stena Pooling Arrangement during the 2018 Quarter as compared to the 2017 Quarter and (iii) finance income primarily due to lower interest earned on the restructured notes receivable related to TMA and a prepayment by a borrower on a note receivable during the 2017 Quarter. These decreases were partially offset by an increase in rental income due to higher contingent rent earned on the charters with Americas Bulk.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Management fees	$—	$191,210	$(191,210)
Administrative expense reimbursements	201,042	318,342	(117,300)
General and administrative	870,196	638,776	231,420
Depreciation	613,961	738,891	(124,930)
Interest	466,840	452,838	14,002
Vessel operating	795,863	832,203	(36,340)
Total expenses	$2,947,902	$3,172,260	$(224,358)

Total expenses for the 2018 Quarter decreased $224,358, or 7.1%, as compared to the 2017 Quarter. The decrease in total expenses was primarily due to decreases in (i) management fees due to our Investment Manager waiving all future management fees effective May 1, 2017, (ii) depreciation due to the lower depreciable base related to the Shamrock subsequent to the impairment loss recorded in 2017 and (iii) administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager. These decreases were partially offset by an increase in general and administrative expenses primarily due to our accrual of New York City unincorporated business taxes and related interest during the 2018 Quarter based on an ongoing tax audit, partially offset by a decrease in audit fees incurred during the 2018 Quarter.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased $985, from $620 in the 2017 Quarter to $1,605 in the 2018 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $887,156 and $1,035,430, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $3.39 and $3.96, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $1,423,864, from $80,362,566 at December 31, 2017 to $78,938,702 at March 31, 2018. The decrease was primarily due to (i) the use of existing cash and cash generated by and returned from our investments to repay certain of our non-recourse long-term debt and (ii) depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $535,103, from $35,412,274 at December 31, 2017 to $34,877,171 at March 31, 2018. The decrease was primarily due to repayments on certain of our non-recourse long-term debt, partially offset by an increase in accrued expenses and other liabilities due to the timing of the payment of certain expenses.

Equity

Equity decreased $888,761, from $44,950,292 at December 31, 2017 to $44,061,531 at March 31, 2018. The decrease was due to our net loss during the 2018 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $6,884,182 and $7,547,311, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2018, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash used in operating activities decreased $323,782, from $351,911 in the 2017 Quarter to $28,129 in the 2018 Quarter. The decrease was primarily due to (i) a decrease in operating loss recognized on a cash basis during the 2018 Quarter as compared to the 2017 Quarter and (ii) the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities decreased $1,631,092, from $2,008,822 in the 2017 Quarter to $377,730 in the 2018 Quarter. The decrease was primarily due to (i) the funding of our additional commitment of $1,000,000 to TMA in exchange for, among other things, a 1.56% equity interest in two affiliates of TMA and (ii) lower principal received on our notes receivable primarily due to the prepayment of a note receivable during the 2017 Quarter with no such prepayment during the 2018 Quarter. These decreases were partially offset by an increase in distributions received from joint ventures in excess of profits due to the sale of the EPIC Vessels by one of our joint ventures during the 2018 Quarter.
Financing Activities
There was no change in cash used in financing activities from the 2017 Quarter to the 2018 Quarter.
Non-Recourse Long-Term Debt
 As of March 31, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $31,241,037 and $32,030,638, respectively. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $54,717,254 and $55,331,215, respectively.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. On January 16, 2018, we entered into the Letter Agreement with the senior lender to waive the event of default provided we fund the required amounts to the reserve account in accordance with the terms and conditions of the Letter Agreement. We are currently in compliance with all our obligations under the Letter Agreement.

As of March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We did not pay distributions to our General Partner, limited partners or noncontrolling interests during the 2018 Quarter. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

On September 27, 2016, we commenced a legal proceeding against Center Navigation and Geden seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to the Center. This legal proceeding is currently in the discovery phase.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2018, we had restricted cash of $1,675,230.

Off-Balance Sheet Transactions
None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 We did not sell or repurchase any Interests during the three months ended March 31, 2018.

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

May 14, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)