Form 10-Q
period 2018-06-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2018-08-14
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2018
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Number of outstanding limited partnership interests of the registrant on August 9, 2018 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$5,710,926	$7,547,311
Restricted cash	1,849,810	1,500,000
Vessel (less accumulated depreciation of $3,757,506 and $2,955,297, respectively)	34,796,687	35,598,896
Leased equipment at cost (less accumulated depreciation of $1,267,681)	—	19,732,319
Assets held for sale	19,306,606	—
Net investment in notes receivable	8,888,483	8,256,062
Investment in joint ventures	3,772,645	4,871,247
Investment in cost-method investees	412,649	—
Due from General Partner and affiliates, net	59,425	—
Other assets	2,657,579	2,856,731
Total assets	$77,454,810	$80,362,566
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$30,452,552	$32,030,638
Deferred revenue	3,013,554	2,470,065
Due to General Partner and affiliates, net	—	75,587
Accrued expenses and other liabilities	1,406,864	835,984
Total liabilities	34,872,970	35,412,274

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	44,451,632	46,794,811
General Partner	(1,873,812)	(1,850,144)
Total partners' equity	42,577,820	44,944,667
Noncontrolling interests	4,020	5,625
Total equity	42,581,840	44,950,292
Total liabilities and equity	$77,454,810	$80,362,566

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$343,153	$218,568	$666,434	$576,911
Rental income	772,261	367,847	1,418,608	645,403
Pool (loss) revenue	(25,696)	1,188,306	1,033,697	2,441,554
Income (loss) from investment in joint ventures and equity-method investees	143,356	(1,602,215)	168,445	(1,366,239)
Other income	2,551	7,057	7,582	18,144
Total revenue and other income	1,235,625	179,563	3,294,766	2,315,773
Expenses:
Management fees	—	25,769	—	216,979
Administrative expense reimbursements	215,575	281,371	416,617	599,713
General and administrative	581,289	486,120	1,451,485	1,124,896
Credit loss, net	—	834,553	—	834,553
Depreciation	613,961	738,892	1,227,922	1,477,783
Interest	507,250	460,429	974,090	913,267
Vessel operating	797,241	1,213,225	1,593,104	2,045,428
Total expenses	2,715,316	4,040,359	5,663,218	7,212,619
Net loss	(1,479,691)	(3,860,796)	(2,368,452)	(4,896,846)
Less: net loss attributable to noncontrolling interests	—	(2,706)	(1,605)	(3,326)
Net loss attributable to Fund Fourteen	$(1,479,691)	$(3,858,090)	$(2,366,847)	$(4,893,520)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(1,464,895)	$(3,819,509)	$(2,343,179)	$(4,844,585)
General Partner	(14,796)	(38,581)	(23,668)	(48,935)
	$(1,479,691)	$(3,858,090)	$(2,366,847)	$(4,893,520)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(5.66)	$(14.76)	$(9.06)	$(18.72)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	258,761	$46,794,811	$(1,850,144)	$44,944,667	$5,625	$44,950,292
Net loss (unaudited)	—	(878,284)	(8,872)	(887,156)	(1,605)	(888,761)
Balance, March 31, 2018 (unaudited)	258,761	45,916,527	(1,859,016)	44,057,511	4,020	44,061,531
Net loss (unaudited)	—	(1,464,895)	(14,796)	(1,479,691)	—	(1,479,691)
Balance, June 30, 2018 (unaudited)	258,761	$44,451,632	$(1,873,812)	$42,577,820	$4,020	$42,581,840

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,368,452)	$(4,896,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(51,710)	14,604
(Income) loss from investment in joint ventures and equity-method investees	(168,445)	1,366,239
Depreciation	1,227,922	1,477,783
Credit loss, net	—	834,553
Interest expense from amortization of debt financing costs	96,914	97,937
Paid-in-kind interest	(131,667)	—
Changes in operating assets and liabilities:
Other assets	199,152	(227,125)
Accrued expenses and other liabilities	570,880	(405,434)
Deferred revenue	543,489	1,042,008
Due to/from General Partner and affiliates, net	(135,012)	(234,762)
Distributions from joint ventures	—	132,462
Net cash used in operating activities	(216,929)	(798,581)
Cash flows from investing activities:
Investment in joint ventures and equity-method investees	(450,000)	—
Investment in notes receivable	(550,000)	—
Distributions received from joint ventures in excess of profits	1,304,398	766,960
Principal received on notes receivable	100,956	1,680,276
Net cash provided by investing activities	405,354	2,447,236
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,675,000)	(1,675,000)
Investment by noncontrolling interests	—	2,697
Net cash used in financing activities	(1,675,000)	(1,672,303)
Net decrease in cash, cash equivalents and restricted cash	(1,486,575)	(23,648)
Cash, cash equivalents and restricted cash, beginning of period	9,047,311	20,952,937
Cash, cash equivalents and restricted cash, end of period (a)	$7,560,736	$20,929,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$833,841	$815,139

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$5,710,926	$19,594,632
Restricted cash	1,849,810	1,334,657
Total cash, cash equivalents and restricted cash	$7,560,736	$20,929,289

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as defined and discussed in further detail in Note 6).

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
June 30, 2018
(unaudited)

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

Investments - Equity Method and Cost Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All investments are subject to our impairment review policy.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were as follows:

	Six Months Ended June 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash used in operating activities	$(633,238)	$(165,343)	$(798,581)

Cash, cash equivalents and restricted cash, beginning of period	19,452,937	1,500,000	20,952,937
Net increase (decrease) in cash, cash equivalents and restricted cash	141,695	(165,343)	(23,648)
Cash, cash equivalents and restricted cash, end of period	$19,594,632	$1,334,657	$20,929,289

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
As of June 30, 2018, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

	June 30, 2018	December 31, 2017
Principal outstanding(1)	$9,149,893	$10,119,672
Deferred fees	(261,410)	(313,120)
Credit loss reserve(2)	—	(1,550,490)
Net investment in notes receivable(3)	$8,888,483	$8,256,062
(1) As of June 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $2,631,667 and $3,500,490, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.
(3) As of June 30, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loan was $2,631,667 and $1,950,000, respectively.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

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

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting (see Note 7) and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA.
As of June 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,631,667 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three months ended June 30, 2018 and 2017, we recognized finance income of $77,942 and $0, respectively, of which no amount was recognized on a cash basis. During the six months ended June 30, 2018 and 2017, we recognized finance income of $148,775 and $111,279, respectively, of which no amount was recognized on a cash basis.

There was no allowance for credit loss at the beginning or at the end of the three months ended June 30, 2018. There were no related activities during the three months ended June 30, 2018.
Credit loss allowance activities for the three months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2017	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$33,393,546

Credit loss allowance activities for the six months ended June 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	—
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of June 30, 2018	$—

Credit loss allowance activities for the six months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$33,393,546

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

(4)	Leased Equipment at Cost/Assets Held for Sale
Leased equipment at cost consisted of the following:

	June 30, 2018	December 31, 2017
Marine - dry bulk vessels	$—	$21,000,000
Less: accumulated depreciation	—	1,267,681
Leased equipment at cost, less accumulated depreciation	$—	$19,732,319

On May 8, 2018, we and Americas Bulk Transport (BVI) Limited (“Americas Bulk”), the bareboat charterer of our two supramax bulk carrier vessels, the Bulk Progress and the Bulk Power, entered into an agreement in which both parties agreed to jointly market and sell the two vessels during the remaining period of 2018. Americas Bulk will continue to pay charter hire in accordance with the bareboat charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale on our consolidated balance sheet and no further depreciation was recorded on the vessels upon such reclassification. Depreciation expense was $212,857 and $212,857 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $425,714 and $425,713 for the six months ended June 30, 2018 and 2017, respectively. On July 5, 2018, we entered into memoranda of agreement to sell the Bulk Progress and the Bulk Power to third-party purchasers at prices above their net carrying values as of June 30, 2018, subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transactions will be completed. For the three and six months ended June 30, 2018, pre-tax income associated with the leased equipment at cost was $378,305 and $656,668, respectively. For the three and six months ended June 30, 2017, pre-tax income associated with the leased equipment at cost was $62,430 and $148,293, respectively.

(5)	Vessel
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that required us to pay back a portion of the monthly distribution received upon certain criteria being met if we removed the vessel from the pool. The shortfall provision expired on July 14, 2018. At June 30, 2018 and December 31, 2017, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $3,013,554 and $2,470,065, respectively. Monthly distributions, net of the amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $401,104 and $526,035 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $802,208 and $1,052,070 for the six months ended June 30, 2018 and 2017, respectively.

(6)	Investment in Joint Ventures
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
June 30, 2018
(unaudited)

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
On December 23, 2015, a joint venture owned 15% by us,75% by Fund Fifteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. Our contribution to the joint venture was $3,565,875.

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, the joint venture received a fee of $55,000, of which our share was $8,250. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.
On July 23, 2018, we, Fund Fifteen and Fund Sixteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Since July 2017, Pacific Crest failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. For the year ended December 31, 2017, the joint venture recorded an aggregate impairment loss of $19,295,230 based on our impairment tests, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero.
On April 20, 2018, the joint venture and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and, (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture is entitled to $566,667, of which our share is $70,833 and, (b) the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement has since expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. The joint venture is currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and is in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$566,667	$1,164,394	$566,667	$2,328,788
Net loss	$(5,719,508)	$(14,432,528)	$(6,112,404)	$(14,191,504)
Our share of net loss	$—	$(1,729,548)	$—	$(1,698,951)
On June 27, 2018, a joint venture owned 40% by us and 60% by Fund Fifteen sold the AMC Ambassador (f/k/a the Lewek Ambassador) to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero.

(7)	Investment in Cost-Method Investees
As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 1.56%. Due to our ownership interest and that we were able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.

On June 29, 2018, ICON’s appointee to the board of directors of the two affiliates of TMA resigned as a board member and as a result, no longer participates in voting on any matter associated with the business operations of these two entities. As a result, we are no longer deemed to be able to exercise significant influence over the operating and financial policies of these two entities. We recorded our share of loss of $37,351 from these two equity-method investees through June 29, 2018 and reclassified the amount related to these two affiliates of TMA from investment in equity-method investees to investment in cost-method investees as of June 30, 2018.

(8)	Non-Recourse Long-Term Debt

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

As of June 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	June 30, 2018	December 31, 2017	Maturity	Rate
DVB Bank SE	$30,837,500	$32,512,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	384,948	481,862
Total non-recourse long-term debt	$30,452,552	$32,030,638

 As of June 30, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $30,452,552 and $32,030,638, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $54,103,293 and $55,331,215, respectively.

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

As of June 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
For the three months ended June 30, 2018 and 2017, we recognized interest expense of $49,015 and $49,308, respectively, related to the amortization of debt financing costs. For the six months ended June 30, 2018 and 2017, we recognized interest expense of $96,914 and $97,937, respectively, related to the amortization of debt financing costs.

(9) Transactions with Related Parties
We did not pay distributions to our General Partner for the three or six months ended June 30, 2018 or 2017. Our General Partner’s interest in the net loss attributable to us was $14,796 and $23,668 for the three and six months ended June 30, 2018, respectively. Our General Partner’s interest in the net loss attributable to us was $38,581 and $48,935 for the three and six months ended June 30, 2017, respectively. Effective May 1, 2017, our Investment Manager waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$25,769	$—	$216,979
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	215,575	281,371	416,617	599,713
			$215,575	$307,140	$416,617	$816,692
(1)  Amount charged directly to operations.

At June 30, 2018, we had a net receivable of $59,425 due from our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due from our Investment Manager. At December 31, 2017, we had a net payable of $75,587 due to our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due to our Investment Manager.

We had a note receivable from a joint venture related to the AMC Ambassador. As of December 31, 2017, the outstanding balance of the note receivable was $0, net of an aggregate credit loss reserve of $2,843,981. As a result of the sale of the AMC Ambassador by our joint venture (see Note 6), we wrote off the aggregate credit loss reserve and corresponding balance related to the note receivable of $2,843,981 during the three months ended June 30, 2018. No interest income was recognized for the

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

three or six months ended June 30, 2018 or 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016.

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

	June 30, 2018
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$3,763,017	$3,740,390

(11)	Commitments and Contingencies
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

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping Ltd. (“Amazing Shipping”) and Geden; and (ii) Fantastic Shipping Ltd. (“Fantastic Shipping”) and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to the Amazing and the Fantastic, respectively. Amazing Shipping, Fantastic Shipping and Geden have each defaulted on responding to our claims filed in the relevant proceeding.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2018, we had restricted cash of $1,849,810.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as discussed in further detail below).

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement. Our Investment Manager, an affiliate of our General Partner, originated and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Notes Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA’s outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.
On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA.
As of June 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,631,667 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three months ended June 30, 2018 and 2017, we recognized finance income of $77,942 and $0, respectively, of which no amount was recognized on a cash basis. During the six months ended June 30, 2018 and 2017, we recognized finance income of $148,775 and $111,279, respectively, of which no amount was recognized on a cash basis.

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

On April 20, 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen entered into the DVB Asia Agreement with DVB Asia under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and, (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture is entitled to $566,667, of which our share is $70,833 and, (b) the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement has since expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. The joint venture is currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and is in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

On May 8, 2018, we and Americas Bulk entered into an agreement in which both parties agreed to jointly market and sell the Bulk Progress and the Bulk Power during the remaining period of 2018. Americas Bulk will continue to pay charter hire in accordance with the bareboat charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale on our consolidated balance sheet and no further depreciation was recorded on the vessels upon such reclassification. Depreciation expense was $212,857 and $212,857 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $425,714 and $425,713 for the six months ended June 30, 2018 and 2017, respectively. On July 5, 2018, we entered into memoranda of agreement to sell the Bulk Progress and the Bulk Power to third-party purchasers at prices above their net carrying values as of June 30, 2018, subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transactions will be completed.

On June 27, 2018, a joint venture owned 40% by us and 60% by Fund Fifteen sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero.

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 15% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, the joint venture received a fee of $55,000, of which our share was $8,250. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On July 23, 2018, we, Fund Fifteen and Fund Sixteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed.
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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were to increase cash used in operating activities for the six months ended June 30, 2017 by $165,343 and increase cash, cash equivalents and restricted cash at June 30, 2017 by $1,334,657.

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
Results of Operations for the Three Months Ended June 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$5,138,796	58%	$5,145,490	62%
Platform supply vessels	2,631,667	30%	1,950,000	24%
Motor cargo vessel	1,118,020	12%	1,160,572	14%
	$8,888,483	100%	$8,256,062	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	68%	88%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	23%	—
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	9%	12%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $77,942 and $0, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$34,796,687	64%	$35,598,896	64%
Marine - dry bulk vessels	19,306,606	36%	19,732,319	36%
	$54,103,293	100%	$55,331,215	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost, vessel, and assets held for sale as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	(3)%*	76%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	103%	24%
		100%	100%
*In accordance with the terms of the Stena Pooling Arrangement, we deferred a portion of the previously recognized pool revenue during the 2018 Quarter due to the shortfall provision, which is calculated on a cumulative basis.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Finance income	$343,153	$218,568	$124,585
Rental income	772,261	367,847	404,414
Pool (loss) revenue	(25,696)	1,188,306	(1,214,002)
Income (loss) from investment in joint ventures and equity-method investees	143,356	(1,602,215)	1,745,571
Other income	2,551	7,057	(4,506)
Total revenue and other income	$1,235,625	$179,563	$1,056,062

Total revenue and other income for the 2018 Quarter increased $1,056,062, or 588.1%, as compared to the 2017 Quarter. The increase was primarily due to increases in (i) income from investment in joint ventures and equity-method investees primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Quarter with no comparable allocation to us during the 2018 Quarter as our investment in this joint venture has been written down to zero, (ii) rental income due to higher contingent rental income earned on the charters with Americas Bulk and (iii) finance income primarily due to interest income recognized on our note receivable related to TMA during the 2018 Quarter subsequent to the restructuring of the TMA Facility in January 2018 as compared to being placed on non-accrual status during the 2017 Quarter. These increases were partially offset by a decrease in pool revenue generated by the Shamrock as we deferred a portion of the previously recognized pool revenue during the 2018 Quarter due to the shortfall provision, which is calculated on a cumulative basis.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Management fees	$—	$25,769	$(25,769)
Administrative expense reimbursements	215,575	281,371	(65,796)
General and administrative	581,289	486,120	95,169
Credit loss, net	—	834,553	(834,553)
Depreciation	613,961	738,892	(124,931)
Interest	507,250	460,429	46,821
Vessel operating	797,241	1,213,225	(415,984)
Total expenses	$2,715,316	$4,040,359	$(1,325,043)

Total expenses for the 2018 Quarter decreased $1,325,043, or 32.8%, as compared to the 2017 Quarter. The decrease in total expenses was primarily due to (i) the credit loss recorded on the note receivable due from our joint venture during the 2017 Quarter with no comparable loss recorded during the 2018 Quarter, (ii) a decrease in vessel operating expenses due to less costs incurred related to the Shamrock during the 2018 Quarter, (iii) a decrease in depreciation due to the lower depreciable base related to the Shamrock subsequent to the impairment loss recorded during the three months ended September 30, 2017 and (iv) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager. These decreases were partially offset by an increase in general and administrative expenses incurred during the 2018

Quarter primarily due to an increase in legal fees relating to the (a) legal proceedings related to Geden and its affiliates and (b) potential sale of certain of our shipping and offshore energy assets.

Net Loss Attributable to Noncontrolling Interests

No net income or loss was attributable to noncontrolling interests in the 2018 Quarter. Net loss attributable to noncontrolling interests was $2,706 in the 2017 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $1,479,691 and $3,858,090, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $5.66 and $14.76, respectively.

Results of Operations for the Six Months Ended June 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	68%	67%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	23%	19%
		91%	86%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA. During the 2018 Period and the 2017 Period, we recognized finance income of $148,775 and $111,279, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions
During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	58%	21%
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	42%	79%
		100%	100%

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Finance income	$666,434	$576,911	$89,523
Rental income	1,418,608	645,403	773,205
Pool revenue	1,033,697	2,441,554	(1,407,857)
Income (loss) from investment in joint ventures and equity-method investees	168,445	(1,366,239)	1,534,684
Other income	7,582	18,144	(10,562)
Total revenue and other income	$3,294,766	$2,315,773	$978,993

Total revenue and other income for the 2018 Period increased $978,993, or 42.3%, as compared to the 2017 Period. The increase was primarily due to increases in (i) income from investment in joint ventures and equity-method investees primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period with no comparable allocation to us during the 2018 Period as our investment in this joint venture has been written down to zero, (ii) rental income due to higher contingent rental income earned on the charters with Americas Bulk and (iii) finance income primarily due to default interest that we charged on our note receivable with Lubricating Specialties Company during the 2018 Period and interest income recognized on our note receivable related to TMA during the 2018 Period subsequent to the restructuring of the TMA Facility in January 2018 as compared to being placed on non-accrual status during the 2017 Period. These increases were partially offset by a decrease in pool revenue generated by the Shamrock due to lower net earnings derived from the Stena Pooling Arrangement.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Management fees	$—	$216,979	$(216,979)
Administrative expense reimbursements	416,617	599,713	(183,096)
General and administrative	1,451,485	1,124,896	326,589
Credit loss, net	—	834,553	(834,553)
Depreciation	1,227,922	1,477,783	(249,861)
Interest	974,090	913,267	60,823
Vessel operating	1,593,104	2,045,428	(452,324)
Total expenses	$5,663,218	$7,212,619	$(1,549,401)

Total expenses for the 2018 Period decreased $1,549,401, or 21.5%, as compared to the 2017 Period. The decrease in total expenses was primarily due to (i) the credit loss recorded on the note receivable due from our joint venture during the 2017 Period with no comparable loss recorded during the 2018 Period, (ii) a decrease in vessel operating expenses due to less costs incurred related to the Shamrock during the 2018 Period, (iii) a decrease in depreciation due to the lower depreciable base related to the Shamrock subsequent to the impairment loss recorded during the three months ended September 30, 2017 and (iv) a decrease in management fees due to our Investment Manager waiving all future management fees effective May 1, 2017. These decreases were partially offset by an increase in general and administrative expenses primarily due to (a) our accrual of New York City unincorporated business taxes and related interest during the 2018 Period based on an ongoing tax audit and (b) an increase in legal fees regarding the legal proceedings related to Geden and its affiliates and the ongoing sale of our interests in the joint venture related to Fugro.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $1,721, from $3,326 in the 2017 Period to $1,605 in the 2018 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $2,366,847 and $4,893,520, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Period and the 2017 Period was $9.06 and $18.72, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $2,907,756, from $80,362,566 at December 31, 2017 to $77,454,810 at June 30, 2018. The decrease was primarily due to (i) the use of existing cash and cash generated by and returned from our investments to repay certain of our non-recourse long-term debt and (ii) depreciation of our vessel and leased equipment at cost prior to their reclassification to assets held for sale.

Total Liabilities

Total liabilities decreased $539,304, from $35,412,274 at December 31, 2017 to $34,872,970 at June 30, 2018. The decrease was primarily due to repayments on certain of our non-recourse long-term debt, partially offset by increases in (i) accrued expenses and other liabilities due to the timing of the payment of certain expenses and (ii) deferral of revenue generated by the Shamrock during the 2018 Period pursuant to the Stena Pooling Arrangement.

Equity

Equity decreased $2,368,452, from $44,950,292 at December 31, 2017 to $42,581,840 at June 30, 2018. The decrease was due to our net loss for the 2018 Period.

Liquidity and Capital Resources

Summary

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $5,710,926 and $7,547,311, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2018, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash used in operating activities decreased $581,652, from $798,581 in the 2017 Period to $216,929 in the 2018 Period. The decrease was primarily due to the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities decreased $2,041,882, from $2,447,236 in the 2017 Period to $405,354 in the 2018 Period. The decrease was primarily due to (i) lower principal received on our notes receivable primarily due to the prepayment of a note receivable during the 2017 Period with no such prepayment during the 2018 Period and (ii) the funding of our additional commitment of $1,000,000 to TMA in exchange for, among other things, a 1.56% equity interest in two affiliates of TMA. These decreases were partially offset by an increase in distributions received from joint ventures in excess of profits due to the sale of the EPIC Vessels by one of our joint ventures during the 2018 Period.
Financing Activities
Cash used in financing activities increased $2,697, from $1,672,303 in the 2017 Period to $1,675,000 in the 2018 Period.
Non-Recourse Long-Term Debt
 As of June 30, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $30,452,552 and $32,030,638, respectively. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $54,103,293 and $55,331,215, respectively.

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

As of June 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
Distributions
We, at our General Partner’s discretion, paid monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 18, 2016. We did not pay distributions to our General Partner, limited partners or noncontrolling interests during the 2018 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping and Geden; and (ii) Fantastic Shipping and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to the Amazing and the Fantastic, respectively. Amazing Shipping, Fantastic Shipping and Geden have each defaulted on responding to our claims filed in the relevant proceeding.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2018, we had restricted cash of $1,849,810.

Off-Balance Sheet Transactions
None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 We did not sell or repurchase any Interests during the three months ended June 30, 2018.

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

August 13, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)