Form 10-Q
period 2018-09-30
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2018-11-14
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2018
or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑ Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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
Number of outstanding limited partnership interests of the registrant on November 8, 2018 is 258,761.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$20,060,629	$7,547,311
Restricted cash	2,024,810	1,500,000
Vessel (less accumulated depreciation of $2,955,297)	—	35,598,896
Leased equipment at cost (less accumulated depreciation of $1,267,681)	—	19,732,319
Asset held for sale	28,900,000	—
Net investment in notes receivable	6,758,779	8,256,062
Investment in joint ventures	8,129	4,871,247
Investment in cost-method investees	412,649	—
Other assets	2,393,387	2,856,731
Total assets	$60,558,383	$80,362,566
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$20,636,097	$32,030,638
Deferred revenue	—	2,470,065
Due to General Partner and affiliates, net	32,076	75,587
Accrued expenses and other liabilities	1,375,944	835,984
Total liabilities	22,044,117	35,412,274

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	40,424,734	46,794,811
General Partner	(1,914,488)	(1,850,144)
Total partners' equity	38,510,246	44,944,667
Noncontrolling interests	4,020	5,625
Total equity	38,514,266	44,950,292
Total liabilities and equity	$60,558,383	$80,362,566

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$113,075	$220,052	$779,509	$796,963
Rental income	375,212	480,333	1,793,820	1,125,736
Pool revenue	4,266,506	656,113	5,300,203	3,097,667
Income (loss) from investment in joint ventures and equity-method investees	33,061	202,348	201,506	(1,163,891)
Gain on sale of investment in joint venture	225,377	—	225,377	—
Gain on sale of assets	1,460,924	—	1,460,924	—
Other income	2,612	4,934	10,194	23,078
Total revenue and other income	6,476,767	1,563,780	9,771,533	3,879,553
Expenses:
Management fees	—	—	—	216,979
Administrative expense reimbursements	182,076	259,327	598,693	859,040
General and administrative	581,087	306,896	2,032,572	1,431,792
Credit loss, net	2,287,243	1,750,000	2,287,243	2,584,553
Depreciation	401,104	738,892	1,629,026	2,216,675
Interest	731,623	467,339	1,705,713	1,380,606
Impairment loss	5,495,584	10,299,807	5,495,584	10,299,807
Vessel operating	865,624	1,058,917	2,458,728	3,104,345
Total expenses	10,544,341	14,881,178	16,207,559	22,093,797
Net loss	(4,067,574)	(13,317,398)	(6,436,026)	(18,214,244)
Less: net income (loss) attributable to noncontrolling interests	—	1,348	(1,605)	(1,978)
Net loss attributable to Fund Fourteen	$(4,067,574)	$(13,318,746)	$(6,434,421)	$(18,212,266)

Net loss attributable to Fund Fourteen allocable to:
Limited partners	$(4,026,898)	$(13,185,558)	$(6,370,077)	$(18,030,143)
General Partner	(40,676)	(133,188)	(64,344)	(182,123)
	$(4,067,574)	$(13,318,746)	$(6,434,421)	$(18,212,266)

Weighted average number of limited partnership interests outstanding	258,761	258,761	258,761	258,761
Net loss attributable to Fund Fourteen per weighted average limited partnership interest outstanding	$(15.56)	$(50.96)	$(24.62)	$(69.68)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	258,761	$46,794,811	$(1,850,144)	$44,944,667	$5,625	$44,950,292
Net loss (unaudited)	—	(878,284)	(8,872)	(887,156)	(1,605)	(888,761)
Balance, March 31, 2018 (unaudited)	258,761	45,916,527	(1,859,016)	44,057,511	4,020	44,061,531
Net loss (unaudited)	—	(1,464,895)	(14,796)	(1,479,691)	—	(1,479,691)
Balance, June 30, 2018 (unaudited)	258,761	44,451,632	(1,873,812)	42,577,820	4,020	42,581,840
Net loss (unaudited)	—	(4,026,898)	(40,676)	(4,067,574)	—	(4,067,574)
Balance, September 30, 2018 (unaudited)	258,761	$40,424,734	$(1,914,488)	$38,510,246	$4,020	$38,514,266

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,436,026)	$(18,214,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(53,257)	(12,967)
(Income) loss from investment in joint ventures and equity-method investees	(201,506)	1,163,891
Depreciation	1,629,026	2,216,675
Credit loss, net	2,287,243	2,584,553
Impairment loss	5,495,584	10,299,807
Interest expense from amortization of debt financing costs	317,959	147,283
Paid-in-kind interest	(131,667)	—
Gain on sale of assets	(1,460,924)	—
Gain on sale of investment in joint venture	(225,377)	—
Changes in operating assets and liabilities:
Other assets	254,897	(164,028)
Accrued expenses and other liabilities	539,960	(353,486)
Deferred revenue	(2,470,065)	1,479,846
Due to/from General Partner and affiliates, net	(43,511)	(135,927)
Distributions from joint ventures	—	329,943
Net cash used in operating activities	(497,664)	(658,654)
Cash flows from investing activities:
Investment in joint ventures and equity-method investees	(450,000)	—
Investment in notes receivable	(550,000)	—
Proceeds received from sale of investment in joint venture	4,020,572	—
Proceeds received from sale of assets	20,767,529	—
Distributions received from joint ventures in excess of profits	1,306,780	2,015,431
Principal and sale proceeds received on notes receivable	153,411	1,732,495
Net cash provided by investing activities	25,248,292	3,747,926
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(11,712,500)	(2,512,500)
Investment by noncontrolling interests	—	2,697
Distributions to partners	—	(12,121,215)
Net cash used in financing activities	(11,712,500)	(14,631,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,038,128	(11,541,746)
Cash, cash equivalents and restricted cash, beginning of period	9,047,311	20,952,937
Cash, cash equivalents and restricted cash, end of period (a)	$22,085,439	$9,411,191

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,392,701	$1,226,463

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$20,060,629	$8,044,263
Restricted cash	2,024,810	1,366,928
Total cash, cash equivalents and restricted cash	$22,085,439	$9,411,191
See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 6).

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
September 30, 2018
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

We have one investment that is accounted for under the cost method that does not have readily determinable fair values. We measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Investment Manager reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that the investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

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
September 30, 2018
(unaudited)

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash used in operating activities	$(525,582)	$(133,072)	$(658,654)

Cash, cash equivalents and restricted cash, beginning of period	19,452,937	1,500,000	20,952,937
Net decrease in cash, cash equivalents and restricted cash	(11,408,674)	(133,072)	(11,541,746)
Cash, cash equivalents and restricted cash, end of period	$8,044,263	$1,366,928	$9,411,191

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

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. The adoption of ASU 2016-02 and ASU 2018-11 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and we will apply certain practical expedients as provided by the guidance, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

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
September 30, 2018
(unaudited)

guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

(3)	Net Investment in Notes Receivable
As of September 30, 2018, we had net investment in notes receivable on non-accrual status of $3,060,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to Lubricating Specialties Company (“LSC”). As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

	September 30, 2018	December 31, 2017
Principal outstanding(1)	$9,097,438	$10,119,672
Deferred fees	(259,863)	(313,120)
Credit loss reserve(2)	(2,078,796)	(1,550,490)
Net investment in notes receivable(3)	$6,758,779	$8,256,062
(1) As of September 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loans was $7,980,347 and $3,500,490, respectively.
(2) As of September 30, 2018, we had a credit loss reserve of $2,287,243 related to LSC, of which $208,447 was reserved against the accrued interest receivable included in other assets and $2,078,796 was reserved against net investment in notes receivable. As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.
(3) As of September 30, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loans was $5,653,472 and $1,950,000, respectively.

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
September 30, 2018
(unaudited)

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

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.
As of September 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,593,472 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $83,334 and $232,109, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

On December 30, 2016, we, Fund Fifteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $2,287,243 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $70,037 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.
Credit loss allowance activities for the three months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2018	$—
Provisions	2,287,243
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2018	$2,287,243

Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$33,393,546
Provisions	1,750,000
Write-offs, net of recoveries	(33,393,546)
Allowance for credit loss as of September 30, 2017	$1,750,000

Credit loss allowance activities for the nine months ended September 30, 2018 were as follows:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	2,287,243
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of September 30, 2018	$2,287,243

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	1,750,000
Write-offs, net of recoveries	(33,393,546)
Allowance for credit loss as of September 30, 2017	$1,750,000

(4)	Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2018	December 31, 2017
Marine - dry bulk vessels	$—	$21,000,000
Less: accumulated depreciation	—	1,267,681
Leased equipment at cost, less accumulated depreciation	$—	$19,732,319

On May 8, 2018, we and Americas Bulk Transport (BVI) Limited (“Americas Bulk”), the bareboat charterer of our two supramax bulk carrier vessels, the Bulk Progress and the Bulk Power, entered into an agreement in which both parties agreed to jointly market and sell the two vessels during the remainder of 2018, with Americas Bulk continuing to pay charter hire in accordance with the charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale and since then, no further depreciation was recorded on the vessels. Depreciation expense was $0 and $212,857 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $425,714 and $638,570 for the nine months ended September 30, 2018 and 2017, respectively.

On August 22, 2018 and September 17, 2018, the Bulk Progress and the Bulk Power, respectively, were sold to unaffiliated third parties, each for a gross purchase price of $11,500,000. As a result, we recorded an aggregate gain on sale of $1,460,924 during the three months ended September 30, 2018. For the three and nine months ended September 30, 2018, pre-tax income associated with the vessels was $1,174,516 and $1,831,183, respectively. For the three and nine months ended September 30, 2017, pre-tax income (loss) associated with the vessels was $109,395 and $(38,899), respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

(5)	Vessel/Asset Held for Sale
On July 14, 2016, we entered the Shamrock (f/k/a the Center) into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement is for at least 12 months, after which the time charter and participation of the vessel in the pool may be terminated by either party at any time. As part of the Stena Pooling Arrangement, we are entitled to receive a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings are allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also includes a shortfall provision that required us to pay back a portion of the monthly distribution received upon certain criteria being met if we removed the vessel from the pool. As of December 31, 2017, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $2,470,065. The shortfall provision expired on July 14, 2018. As a result, during the three months ended September 30, 2018, we recognized revenue of $3,013,554 that was previously deferred through June 30, 2018 due to this shortfall provision. Monthly distributions, net of any amount subject to the shortfall provision, are recognized as pool revenue on our consolidated statements of operations.

Depreciation expense was $401,104 and $526,035 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $1,203,312 and $1,578,105 for the nine months ended September 30, 2018 and 2017, respectively.
During the three months ended September 30, 2018, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Investment Manager determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation will be recorded related to the Shamrock going forward. As part of this assessment, we recorded an impairment loss of $5,495,584 during the three months ended September 30, 2018 to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP.
For the three and nine months ended September 30, 2018, pre-tax loss associated with the vessel was $2,673,850 and $4,797,709, respectively. For the three and nine months ended September 30, 2017, pre-tax loss associated with the vessel was $10,746,861 and $12,138,095, respectively.

(6)	Investment in Joint Ventures
On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on the joint venture’s books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.
On December 23, 2015, ICON Fugro Holdings, LLC (“ICON Fugro”), a joint venture owned 15% by us,75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters could have been terminated by the indirect subsidiaries after year five. Our contribution to ICON Fugro was $3,565,875.
In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000, of which our share was $8,250. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.
On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $225,377 during the three months ended September 30, 2018.
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
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which the joint venture is entitled to $566,667 and the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse long-term debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.
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
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

of the vessel. During the three months ended June 30, 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and was in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. The joint venture continues to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Investment Manager concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test using consistent methodology and concluded that the joint venture should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018, of which no loss was allocated to us. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing the non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As our investment in this joint venture was previously written down to zero, no further net loss will be allocated to us. To the extent the joint venture reports net income in the future, we will resume applying the equity method only after our share of such net income equals or exceeds our share of net losses previously not recognized.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$433,333	$137,958	$1,000,000	$2,466,746
Net loss	$(2,304,050)	$(338,832)	$(8,416,455)	$(14,530,337)
Our share of net loss	$—	$—	$—	$(1,698,951)
On June 27, 2018, a joint venture owned 40% by us and 60% by Fund Fifteen sold the AMC Ambassador (f/k/a the Lewek Ambassador) to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse long-term debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero.

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
As of September 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Counterparty	September 30, 2018	December 31, 2017	Maturity	Rate
DVB Bank SE	$20,800,000	$32,512,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	163,903	481,862
Total non-recourse long-term debt	$20,636,097	$32,030,638

 As of September 30, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $20,636,097 and $32,030,638, respectively. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $28,900,000 and $55,331,215, respectively.

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

We used a portion of the proceeds from the sale of the Bulk Progress and the Bulk Power on August 22, 2018 and September 17, 2018, respectively, to satisfy in full our related non-recourse long-term debt obligations to DVB Bank SE totaling $9,416,426.

As of September 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
For the three months ended September 30, 2018 and 2017, we recognized interest expense of $221,045 and $49,346, respectively, related to the amortization of debt financing costs. For the nine months ended September 30, 2018 and 2017, we recognized interest expense of $317,959 and $147,283, respectively, related to the amortization of debt financing costs.

(9) Transactions with Related Parties
We did not pay distributions to our General Partner for the three or nine months ended September 30, 2018. We paid distributions to our General Partner of $121,212 for the three and nine months ended September 30, 2017. Our General Partner’s interest in the net loss attributable to us was $40,676 and $64,344 for the three and nine months ended September 30, 2018, respectively. Our General Partner’s interest in the net loss attributable to us was $133,188 and $182,123 for the three and nine months ended September 30, 2017, respectively. Effective May 1, 2017, our Investment Manager waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$—	$—	$216,979
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	182,076	259,327	598,693	859,040
			$182,076	$259,327	$598,693	$1,076,019
(1)  Amount charged directly to operations.

At September 30, 2018, we had a net payable of $32,076 due to our General Partner and affiliates, which consisted of administrative expense reimbursements due to our Investment Manager. At December 31, 2017, we had a net payable of $75,587 due to our General Partner and affiliates, which consisted of administrative expense reimbursements due to our Investment Manager.

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

We had a note receivable from a joint venture related to the AMC Ambassador. As of December 31, 2017, the outstanding balance of the note receivable was $0, net of an aggregate credit loss reserve of $2,843,981. As a result of the sale of the AMC Ambassador by our joint venture (see Note 6), we wrote off the aggregate credit loss reserve and corresponding balance related to the note receivable of $2,843,981 during the three months ended June 30, 2018. No interest income was recognized for the three or nine months ended September 30, 2018 or 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of September 30, 2018.

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the
	September 30, 2018	Level 1	Level 2	Level 3	Nine Months Ended September 30, 2018
Asset held for sale	$28,900,000	$—	$—	$30,000,000	$5,495,584

During the three months ended September 30, 2018, the Shamrock met the criteria to be classified as asset held for sale resulting in a reclassification from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018. As of September 30, 2018, the carrying value of such asset held for sale was $28,900,000, which represents the estimated fair value of the Shamrock of approximately $30,000,000 less cost to sell. As of September 30, 2018, the estimated fair value of the Shamrock was derived from the agreed-upon sale price with a potential buyer. The estimated fair value of the Shamrock and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

	September 30, 2018
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$3,710,563	$3,662,274

(11)	Commitments and Contingencies
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

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping Ltd. (“Amazing Shipping”) and Geden; and (ii) Fantastic Shipping Ltd. (“Fantastic Shipping”) and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to the Amazing and the Fantastic, respectively. Amazing Shipping, Fantastic Shipping and Geden have each failed to respond to our claims filed in the relevant proceeding.

On August 31, 2018, we arrested the Advantage Sky, a vessel owned by Advantage Sky Shipping LLC (“Advantage Shipping”), in the territorial waters of South Africa as security for all amounts owed to us by Geden and its affiliates related to the Amazing, the Fantastic and the Center. This arrest was part of our underlying claims that assets were transferred by Geden to Advantage Shipping in bad faith. A hearing on the arrest is tentatively scheduled for January 2019.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2018, we had restricted cash of $2,024,810.

(12)	Subsequent Event
On October 30, 2018, we paid distributions to our General Partner and our limited partners of $109,091 and $10,799,999, respectively.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as discussed below).

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
On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.
As of September 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,593,472 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $83,334 and $232,109, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $2,287,243 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and IMC are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $70,037 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 12.5% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on the joint venture’s books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

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
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which the joint venture is entitled to $566,667 and the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse long-term debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.
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
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and was in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. The joint venture continues to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Investment Manager concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test using consistent methodology and concluded that the joint venture should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018, of which no loss was allocated to us. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing the non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As our investment in this joint venture was previously written down to zero, no further net loss will be allocated to us. To the extent the joint venture reports net income in the future, we will resume applying the equity method only after our share of such net income equals or exceeds our share of net losses previously not recognized.

On May 8, 2018, we and Americas Bulk entered into an agreement in which both parties agreed to jointly market and sell the Bulk Progress and the Bulk Power during the remainder of 2018, with Americas Bulk continuing to pay charter hire in accordance with the charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale and since then, no further depreciation was recorded on the vessels. On August 22, 2018 and September 17, 2018, the Bulk Progress and the Bulk Power, respectively, were sold to unaffiliated third parties, each for a gross purchase price of $11,500,000. As a result, we recorded an aggregate gain on sale of $1,460,924 during the three months ended September 30, 2018.

On June 27, 2018, a joint venture owned 40% by us and 60% by Fund Fifteen sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse long-term debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero.

During the three months ended September 30, 2018, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Investment Manager determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation will be recorded related to the Shamrock going forward. As part of this assessment, we recorded an impairment loss of $5,495,584 during the three months ended September 30, 2018 to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP.

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 15% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000, of which our share was $8,250. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $225,377 during the three months ended September 30, 2018.
Subsequent Event

On October 30, 2018, we paid distributions to our General Partner and our limited partners of $109,091 and $10,799,999, respectively.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were to increase cash used in operating activities for the nine months ended September 30, 2017 by $133,072 and increase cash, cash equivalents and restricted cash at September 30, 2017 by $1,366,928.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.
Other Recent Accounting Pronouncements

In February 2016 and July 2018, FASB issued ASU 2016-02, Leases, and ASU 2018-11, Leases, respectively, which will become effective for us on January 1, 2019. Based on our assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and we will apply certain practical expedients as provided by the guidance, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended September 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$3,060,000	46%	$5,145,490	62%
Platform supply vessels	2,593,472	38%	1,950,000	24%
Motor cargo vessel	1,105,307	16%	1,160,572	14%
	$6,758,779	100%	$8,256,062	100%

The net carrying value of our financing transactions represents the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	74%	—
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	26%	12%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	—	88%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $83,334 and $0, respectively, of which no amount was recognized on a cash basis.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $2,287,243 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $0 and $193,618, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions
The following tables set forth the types of equipment subject to operating leases and charters in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Marine - crude oil tanker	$28,900,000	100%	$35,598,896	64%
Marine - dry bulk vessels	—	—	19,732,319	36%
	$28,900,000	100%	$55,331,215	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost, vessel, and asset held for sale as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	92%	58%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	8%	42%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

For the 2017 Quarter, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 during the 2017 Quarter based on an estimated fair value of $36,000,000. During the 2018 Quarter, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Investment Manager determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation will be recorded related to the Shamrock going forward. As part of this assessment, we recorded an impairment loss of $5,495,584 during the 2018 Quarter to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP. During the 2018 Quarter and the 2017 Quarter, we recognized pool revenue of $4,266,506 and $656,113, respectively. The higher than usual pool revenue recognized during the 2018 Quarter was due to the expiration of a shortfall provision pursuant to the Stena Pooling Arrangement that led to our recognition of $3,013,554 of revenue previously deferred during the 2018 Quarter.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Finance income	$113,075	$220,052	$(106,977)
Rental income	375,212	480,333	(105,121)
Pool revenue	4,266,506	656,113	3,610,393
Income from investment in joint ventures and equity-method investees	33,061	202,348	(169,287)
Gain on sale of investment in joint venture	225,377	—	225,377
Gain on sale of assets	1,460,924	—	1,460,924
Other income	2,612	4,934	(2,322)
Total revenue and other income	$6,476,767	$1,563,780	$4,912,987

Total revenue and other income for the 2018 Quarter increased $4,912,987, or 314.2%, as compared to the 2017 Quarter. The increase was primarily due to the (i) increase in pool revenue due to the expiration of the shortfall provision pursuant to the Stena Pooling Arrangement, which led to our recognition of $3,013,554 of revenue previously deferred during the 2018 Quarter, (ii) gain on sale of assets due to the sale of the Bulk Progress and the Bulk Power in August 2018 and September 2018, respectively, and (iii) gain on sale of investment in joint venture due to the sale of our interests in ICON Fugro in September 2018. The increase was partially offset by the (a) decrease in income from investment in joint ventures and equity-method investees due to the sale of certain investments during and subsequent to the 2017 Quarter, (b) decrease in finance income related to LSC as our note receivable was considered impaired and we ceased accruing income during the 2018 Quarter and (c) decrease in rental income primarily due to the sale of the Bulk Progress in August 2018.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Administrative expense reimbursements	$182,076	$259,327	$(77,251)
General and administrative	581,087	306,896	274,191
Credit loss, net	2,287,243	1,750,000	537,243
Depreciation	401,104	738,892	(337,788)
Interest	731,623	467,339	264,284
Impairment loss	5,495,584	10,299,807	(4,804,223)
Vessel operating	865,624	1,058,917	(193,293)
Total expenses	$10,544,341	$14,881,178	$(4,336,837)

Total expenses for the 2018 Quarter decreased $4,336,837, or 29.1%, as compared to the 2017 Quarter. The decrease in total expenses was primarily due to (i) less impairment loss recorded related to the Shamrock during the 2018 Quarter as compared to the 2017 Quarter as well as the impairment losses recorded during the 2017 Quarter related to our investments in two joint ventures, (ii) a decrease in depreciation due to a lower depreciable base related to the Shamrock subsequent to the impairment loss recorded during the 2017 Quarter and no depreciation recorded related to the Bulk Progress and the Bulk Power during the 2018 Quarter as such vessels were classified as assets held for sale as of June 30, 2018 and (iii) a decrease in vessel operating expenses due to less costs incurred related to the Shamrock during the 2018 Quarter. The decrease was partially offset by a higher credit loss recorded during the 2018 Quarter related to LSC as compared to the credit loss recorded during the 2017 Quarter related to TMA, and an increase in general and administrative expenses primarily due to (a) an increase in legal fees regarding the legal proceedings related to Geden and its affiliates and the sale of certain of our shipping and offshore energy assets and (b) the reimbursement of insurance premiums by certain lessees during the 2017 Quarter with no such reimbursement during the 2018 Quarter.

Net Income Attributable to Noncontrolling Interests

No net income or loss was attributable to noncontrolling interests in the 2018 Quarter. Net income attributable to noncontrolling interests was $1,348 in the 2017 Quarter.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $4,067,574 and $13,318,746, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $15.56 and $50.96, respectively.

Results of Operations for the Nine Months Ended September 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	58%	72%
Técnicas Maritimas Avanzadas, S.A. de C.V.	Platform supply vessels	30%	14%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	12%	10%
		100%	96%

Interest income and prepayment fees from our net investment in notes receivable are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Period and the 2017 Period, we recognized finance income of $232,109 and $111,279, respectively, of which no amount was recognized on a cash basis.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $2,287,243 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Period and the 2017 Period, we recognized finance income of $455,913 and $577,422, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions
During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income and pool revenue as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Stena Sonangol Suezmax Pool LLC	Marine - crude oil tanker	75%	73%
Americas Bulk Transport (BVI) Limited	Marine - dry bulk vessels	25%	27%
		100%	100%

Impaired Leased Assets within Operating Lease Transactions

For the 2017 Period, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, our Investment Manager recorded an impairment loss of $9,445,807 during the 2017 Period based on an estimated fair value of $36,000,000. During the 2018 Quarter, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Investment Manager determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation will be recorded related to the Shamrock going forward. As part of this assessment, we recorded an impairment loss of $5,495,584 during the 2018 Quarter to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP. During the 2018 Period and the 2017 Period, we recognized pool revenue of $5,300,203 and $3,097,667, respectively. The higher than usual pool revenue recognized during the 2018 Quarter was due to the expiration of a shortfall provision pursuant to the Stena Pooling Arrangement that led to our recognition of $3,013,554 of revenue previously deferred during the 2018 Period.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Finance income	$779,509	$796,963	$(17,454)
Rental income	1,793,820	1,125,736	668,084
Pool revenue	5,300,203	3,097,667	2,202,536
Income (loss) from investment in joint ventures and equity-method investees	201,506	(1,163,891)	1,365,397
Gain on sale of investment in joint venture	225,377	—	225,377
Gain on sale of assets	1,460,924	—	1,460,924
Other income	10,194	23,078	(12,884)
Total revenue and other income	$9,771,533	$3,879,553	$5,891,980

Total revenue and other income for the 2018 Period increased $5,891,980, or 151.9%, as compared to the 2017 Period. The increase was primarily due to the (i) increase in pool revenue due to the expiration of the shortfall provision pursuant to the Stena Pooling Arrangement, which led to our recognition of $3,013,554 of revenue previously deferred during the 2018 Period, (ii) gain on sale of assets due to the sale of the Bulk Progress and the Bulk Power in August 2018 and September 2018, respectively, (iii) increase in income from investment in joint ventures during the 2018 Period as compared to a loss from investment in joint ventures during the 2017 Period primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period with no comparable allocation to us during the 2018 Period as our investment in this joint venture was previously written down to zero, (iv) increase in rental income due to higher contingent rental income earned on the charters with Americas Bulk during the 2018 Period and (v) gain on sale of investment in joint venture due to the sale of our interests in ICON Fugro in September 2018.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Management fees	$—	$216,979	$(216,979)
Administrative expense reimbursements	598,693	859,040	(260,347)
General and administrative	2,032,572	1,431,792	600,780
Credit loss, net	2,287,243	2,584,553	(297,310)
Depreciation	1,629,026	2,216,675	(587,649)
Interest	1,705,713	1,380,606	325,107
Impairment loss	5,495,584	10,299,807	(4,804,223)
Vessel operating	2,458,728	3,104,345	(645,617)
Total expenses	$16,207,559	$22,093,797	$(5,886,238)

Total expenses for the 2018 Period decreased $5,886,238, or 26.6%, as compared to the 2017 Period. The decrease in total expenses was due to (i) less impairment loss recorded during the 2018 Period related to the Shamrock as compared to the 2017 Period as well as the impairment losses recorded during the 2017 Period related to our investments in two joint ventures, (ii) a decrease in vessel operating expenses due to less costs incurred related to the Shamrock during the 2018 Period, (iii) a decrease in depreciation due to a lower depreciable base related to the Shamrock subsequent to the impairment loss recorded during the 2017 Quarter and no depreciation recorded related to the Bulk Progress and the Bulk Power during the 2018 Quarter as such vessels were classified as assets held for sale as of June 30, 2018 and (iv) less credit loss recorded during the 2018 Period related to LSC as compared to the credit loss recorded during the 2017 Period related to TMA and on the note receivable due from our joint venture. The decrease was partially offset by an increase in general and administrative expenses primarily due to (a) an increase in legal fees regarding the legal proceedings related to Geden and its affiliates and the sale of certain of our shipping and offshore energy assets, (b) our accrual of New York City unincorporated business taxes and related interest during the 2018 Period based on an ongoing tax audit and (c) the reimbursement of insurance premiums by certain lessees during the 2017 Period with no such reimbursement during the 2018 Period. The decrease was also partially offset by an increase in interest expense due to the increase in LIBOR on our variable interest rate debt obligations during the 2018 Period.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased $373, from $1,978 in the 2017 Period to $1,605 in the 2018 Period.

Net Loss Attributable to Fund Fourteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $6,434,421 and $18,212,266, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Period and the 2017 Period was $24.62 and $69.68, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $19,804,183, from $80,362,566 at December 31, 2017 to $60,558,383 at September 30, 2018. The decrease was primarily due to the (i) use of a portion of the proceeds from the sale of the Bulk Progress and the Bulk Power to repay in full the related non-recourse long-term debt obligations and (ii) impairment loss and credit loss recorded related to the Shamrock and LSC, respectively, during the 2018 Period.

Total Liabilities

Total liabilities decreased $13,368,157, from $35,412,274 at December 31, 2017 to $22,044,117 at September 30, 2018. The decrease was due to the repayment of certain of our debt obligations, including the repayment in full of the non-recourse long-term debt related to the Bulk Progress and the Bulk Power upon the sale of such vessels, and the recognition of deferred revenue related to the expiration of the shortfall provision pursuant to the Stena Pooling Arrangement, each during the 2018 Period.

Equity

Equity decreased $6,436,026, from $44,950,292 at December 31, 2017 to $38,514,266 at September 30, 2018. The decrease was due to our net loss for the 2018 Period.

Liquidity and Capital Resources

Summary

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $20,060,629 and $7,547,311, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2018, the cash reserve was $1,288,235. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 18, 2016 and our liquidation period commenced on May 19, 2016. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash used in operating activities decreased $160,990, from $658,654 in the 2017 Period to $497,664 in the 2018 Period. The decrease was primarily due to (i) operating income recognized on a cash basis during the 2018 Period as opposed to an operating loss recognized on a cash basis during the 2017 Period and (ii) the timing of cash payments and cash receipts from period-to-period.
Investing Activities
Cash provided by investing activities increased $21,500,366, from $3,747,926 in the 2017 Period to $25,248,292 in the 2018 Period. The increase was primarily due to proceeds received from the sale of the Bulk Progress and the Bulk Power and from the sale of our interests in ICON Fugro. These increases were partially offset by (i) lower principal received on our notes receivable primarily due to the prepayment of a note receivable during the 2017 Period with no such prepayment during the 2018 Period and (ii) the funding of our additional commitment of $1,000,000 to TMA in exchange for, among other things, a 1.56% equity interest in two affiliates of TMA.
Financing Activities
Cash used in financing activities decreased $2,918,518, from $14,631,018 in the 2017 Period to $11,712,500 in the 2018 Period. The decrease was primarily due to no distributions paid to our partners during the 2018 Period, partially offset by an increase in repayment of our non-recourse long-term debt due to the repayment in full of our debt related to the Bulk Progress and the Bulk Power with a portion of the proceeds from the sale of such vessels.
Non-Recourse Long-Term Debt
 As of September 30, 2018 and December 31, 2017, our non-recourse long-term debt obligations were $20,636,097 and $32,030,638, respectively. As of September 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $28,900,000 and $55,331,215, respectively.

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

As of September 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.
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

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping and Geden; and (ii) Fantastic Shipping and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to the Amazing and the Fantastic, respectively. Amazing Shipping, Fantastic Shipping and Geden have each failed to respond to our claims filed in the relevant proceeding.

On August 31, 2018, we arrested the Advantage Sky, a vessel owned by Advantage Shipping, in the territorial waters of South Africa as security for all amounts owed to us by Geden and its affiliates related to the Amazing, the Fantastic and the Center. This arrest was part of our underlying claims that assets were transferred by Geden to Advantage Shipping in bad faith. A hearing on the arrest is tentatively scheduled for January 2019.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2018, we had restricted cash of $2,024,810.

Off-Balance Sheet Transactions
None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 We did not sell or repurchase any Interests during the three months ended September 30, 2018.

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

November 13, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)