Form 10-K
period 2018-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2019-03-27
CIK 1446806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	83-6602247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).*

Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.
Number of outstanding beneficial interests of the registrant on March 20, 2019 is 258,761.
DOCUMENTS INCORPORATED BY REFERENCE
None.
*ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust is the transferee of the assets and liabilities of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and files reports under the Commission file number for ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., which filed a Form 15 on January 4, 2019 indicating its notice of termination of registration and filing requirements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

Item 5. Market for Registrant’s Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities
Overview

Number of Beneficial Owners
Title of Class	As of March 20, 2019
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	7,219

We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the Partnership through the end of our operating period, which was on May 18, 2016. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Liquidating Trust Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our additional beneficial owners totaling $10,799,999 and $12,000,003 for the years ended December 31, 2018 and 2017, respectively. Additionally, we paid distributions to our Managing Trustee of $109,091 and $121,212 for the years ended December 31, 2018 and 2017, respectively.

Our Beneficial Interests are not publicly traded and there is no established public trading market for our Beneficial Interests. Given that it is unlikely that any such market will develop, our Beneficial Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Beneficial Interests, the price received may be less than our estimated value (“Estimated Value”) per Beneficial Interest indicated below.

Our Estimated Value per Beneficial Interest as of December 31, 2018 (the “Valuation Date”) has been determined to be $95.60 per Beneficial Interest. The Estimated Value per Beneficial Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Beneficial Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Beneficial Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Beneficial Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Beneficial Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”) and an additional valuation firm (together, the “Valuation Firms”), both third-party independent valuation and consulting firms engaged and/or approved by our Managing Trustee to provide material assistance related to the valuation of certain of our assets, as further described below. Our Managing Trustee engaged Duff & Phelps to provide valuations for multiple investments included in our portfolio. The additional valuation firm was approved by our Managing Trustee to provide a valuation for certain equipment securing an investment in our portfolio due to its familiarity with such assets. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations. The additional valuation firm is a reputable valuation firm in the machinery and equipment industry.

Process and Methodology

Our Managing Trustee established the Estimated Value per Beneficial Interest as of the Valuation Date primarily based on the fair values of our assets provided by the Valuation Firms. In arriving at their fair values, the Valuation Firms utilized valuation methodologies that both our Managing Trustee and the Valuation Firms believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820. For an asset owned by our joint venture that was classified as held for sale and subsequently sold after the Valuation Date but before the filing of this report, the fair value was estimated by our Managing Trustee to approximate the net sale proceeds. To the extent an investment had non-recourse debt obligations that exceeded the fair value of the related asset, the net asset value of such investment was deemed to be zero.

*  An investment or a debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2018, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2018.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate value using the concept of the time value of money. All projected future cash flows accruing to an asset were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Sales Comparison Method

The sales comparison method compares similar assets recently sold in the market and adjusts the value for differences in the subject asset and the comparable assets as well as for current market conditions.

Cost Method

The cost method estimates the current cost to reproduce or replace the asset and adjusts the value for depreciation in the subject asset as well as for current market conditions.

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using (i) the DCF method and (ii) a weighted average of a recoverable amount based on a purchase offer received and estimated fair values derived from a combination of the sales comparison method and the cost method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 12.5% to 16.4%.

Valuation of Investment in Cost-Method Investees

The estimated fair value of our investment in cost-method investees held by our joint ventures was based on a combination of the DCF method and the sales comparison method. Under the DCF method, the discount rate reflects the risks associated with the investee and the time value of money, and was applied to the projected cash flows associated with the operations of the investee. The sum of all projected future cash flows included, but were not limited to, net operating cash flows of the investee discounted to give their present values. The estimated fair value of our investment held by our joint venture in the other cost-method investee was based on the current fair value of the net assets of the investee from certain methodologies, which included the sales comparison method.

Valuation of Debt Obligations

The estimated fair value at the Valuation Date of our debt obligations that were subsequently settled after the Valuation Date was estimated by our Managing Trustee to approximate the amount paid to settle such debt obligations.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of prepaid assets, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Beneficial Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Beneficial Interest may also not represent the price that our Beneficial Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional beneficial owner would realize in a private sale of our Beneficial Interests.

The Estimated Value per Beneficial Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Beneficial Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Beneficial Interests. The Estimated Value per Beneficial Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Beneficial Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Beneficial Interest. In arriving at its determination of the Estimated Value per Beneficial Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Beneficial Interest will be based upon our assets and liabilities as of December 31, 2019 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2019. We intend to publish an updated Estimated Value per Beneficial Interest annually in our subsequent Annual Reports on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Beneficial Owners of ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust and subsidiaries (the “Liquidating Trust”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes and schedule listed at Schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Liquidating Trust as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on the Liquidating Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Liquidating Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Liquidating Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Liquidating Trust’s auditor since 2017.

New York, New York
March 29, 2018

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$19,615,156	$7,547,311
Restricted cash	—	1,500,000
Vessel (less accumulated depreciation of $2,955,297)	—	35,598,896
Leased equipment at cost (less accumulated depreciation of $1,267,681)	—	19,732,319
Net investment in notes receivable	5,366,243	8,256,062
Investment in joint ventures	412,649	4,871,247
Other assets	623,615	2,856,731
Total assets	$26,017,663	$80,362,566
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$—	$32,030,638
Deferred revenue	—	2,470,065
Due to Managing Trustee and affiliates, net	259,118	75,587
Accrued expenses and other liabilities	1,019,888	835,984
Total liabilities	1,279,006	35,412,274

Commitments and contingencies (Note 13)

Equity:
Beneficial owners’ equity:
Additional beneficial owners	26,790,861	46,794,811
Managing Trustee	(2,052,204)	(1,850,144)
Total beneficial owners’ equity	24,738,657	44,944,667
Noncontrolling interests	—	5,625
Total equity	24,738,657	44,950,292
Total liabilities and equity	$26,017,663	$80,362,566

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue and other income:
Finance income	$896,022	$1,033,699
Rental income	1,793,820	1,820,540
Pool revenue	5,628,934	5,216,411
Income (loss) from investment in joint ventures	274,012	(906,605)
Gain on sale of investment in joint venture	225,377	—
Gain on sale of assets	1,471,069	—
Other income	13,289	25,962
Total revenue and other income	10,302,523	7,190,007
Expenses:
Management fees	—	216,979
Administrative expense reimbursements	857,811	1,184,627
General and administrative	2,541,715	1,941,178
Credit loss, net	3,511,243	3,944,641
Depreciation	1,629,026	2,830,636
Interest	2,321,152	1,841,530
Impairment loss	5,495,584	10,299,807
Vessel operating	3,244,649	3,919,097
Total expenses	19,601,180	26,178,495
Net loss	(9,298,657)	(18,988,488)
Less: net loss attributable to noncontrolling interests	(1,737)	(5,350)
Net loss attributable to Fund Fourteen Liquidating Trust	$(9,296,920)	$(18,983,138)

Net loss attributable to Fund Fourteen Liquidating Trust allocable to:
Additional beneficial owners	$(9,203,951)	$(18,793,307)
Managing Trustee	(92,969)	(189,831)
	$(9,296,920)	$(18,983,138)

Weighted average number of additional beneficial interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen Liquidating Trust per weighted average additional beneficial interest outstanding	$(35.57)	$(72.63)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners’ Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	258,761	$77,588,121	$(1,539,101)	$76,049,020	$8,278	$76,057,298
Net loss	—	(18,793,307)	(189,831)	(18,983,138)	(5,350)	(18,988,488)
Distributions	—	(12,000,003)	(121,212)	(12,121,215)	—	(12,121,215)
Investment by noncontrolling interests	—	—	—	—	2,697	2,697
Balance, December 31, 2017	258,761	46,794,811	(1,850,144)	44,944,667	5,625	44,950,292
Net loss (unaudited)	—	(9,203,951)	(92,969)	(9,296,920)	(1,737)	(9,298,657)
Distributions (unaudited)	—	(10,799,999)	(109,091)	(10,909,090)	(3,888)	(10,912,978)
Balance, December 31, 2018 (unaudited)	258,761	$26,790,861	$(2,052,204)	$24,738,657	$—	$24,738,657

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,298,657)	$(18,988,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(54,762)	(40,667)
(Income) loss from investment in joint ventures	(274,012)	906,605
Depreciation	1,629,026	2,830,636
Credit loss, net	3,511,243	3,944,641
Impairment loss	5,495,584	10,299,807
Interest expense from amortization of debt financing costs	481,862	195,253
Paid-in-kind interest	(131,667)	—
Gain on sale of assets	(1,471,069)	—
Gain on sale of investment in joint venture	(225,377)	—
Changes in operating assets and liabilities:
Other assets	2,024,669	(693,384)
Accrued expenses and other liabilities	183,904	(380,850)
Deferred revenue	(2,470,065)	1,002,740
Due to/from Managing Trustee and affiliates, net	183,531	(128,843)
Distributions from joint ventures	—	365,850
Net cash used in operating activities	(415,790)	(686,700)
Cash flows from investing activities:
Investment in joint ventures	(450,000)	—
Distributions received from joint ventures in excess of profits	1,387,415	2,444,099
Investment in notes receivable	(550,000)	13,674
Principal received on notes receivable	323,452	1,791,819
Proceeds received from sale of investment in joint venture	4,020,572	—
Proceeds received from sale of assets	49,677,674	—
Net cash provided by investing activities	54,409,113	4,249,592
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(32,512,500)	(3,350,000)
Investment by noncontrolling interests	—	2,697
Distributions to noncontrolling interests	(3,888)	—
Distributions to beneficial owners	(10,909,090)	(12,121,215)
Net cash used in financing activities	(43,425,478)	(15,468,518)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,567,845	(11,905,626)
Cash, cash equivalents and restricted cash, beginning of year	9,047,311	20,952,937
Cash, cash equivalents and restricted cash, end of year (a)	$19,615,156	$9,047,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,892,394	$1,644,691

(a) The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$19,615,156	$7,547,311
Restricted cash	—	1,500,000
Total cash, cash equivalents and restricted cash	$19,615,156	$9,047,311

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(1) Organization

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (the “Partnership”), a Delaware limited partnership, as of December 31, 2018. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the Partnership and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2018 and thereafter. The terms “Partnership” and “Liquidating Trust” are interchangeable, as the context so requires, when used in the consolidated financial statements.

Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the general partner of the Partnership was ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner managed and controlled the Partnership’s business affairs, including, but not limited to, the Partnership’s investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”). The General Partner engaged ICON Capital as the Partnership’s investment manager (the “Investment Manager”), to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed the Partnership’s Investment Manager as the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Investment Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements. Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the Partnership’s assets included an investment in ICON Radiance, LLC, a secured term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), a secured term loan to Lubricating Specialties Company (“LSC”), a secured term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) and an equity investment in two affiliates of TMA. These investments, as well as all other assets and liabilities of the Partnership, were transferred to the Liquidating Trust from the Partnership on December 31, 2018 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust. On December 31, 2018, all Interests (as defined below) were exchanged for an equal number of beneficial interests (the “Beneficial Interests”) in the Liquidating Trust.

We engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our beneficial owners. To achieve this objective, we: (i) acquired a diversified portfolio by making investments in Capital Assets; (ii) paid monthly distributions, at our Managing Trustee’s discretion, to our beneficial owners commencing, with respect to each beneficial owner, the month following such beneficial owner’s admission to the Partnership and continued until the end of the operating period; (iii) reinvested substantially all undistributed cash from operations and cash from sales of investments in Capital Assets during the operating period; and (iv) will dispose of our remaining investments and distribute the excess cash from such dispositions to our beneficial owners during our liquidation period.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our investment in joint venture and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investments achieving a preferred return.

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

Our initial closing date was June 19, 2009 (the “Commencement of Operations”), the date on which we raised $1,200,000, the minimum offering amount. During the period from May 18, 2009 to May 18, 2011, we sold 258,897 Interests, of which

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

10,506 Interests were issued at a discounted price pursuant to our DRIP Plan, to 7,010 limited partners, representing $257,646,987 of capital contributions. For the period from the Commencement of Operations through May 18, 2011, we paid the following fees in connection with the offering of our Interests: (i) sales commissions to third parties in the amount of $17,201,964 and (ii) dealer-manager fees in the amount of $7,445,754 to CION Securities, LLC, an affiliate of our Managing Trustee and the dealer-manager of our offering (“CION Securities”). In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,926,110, which was recorded as a reduction of partner’s equity.

Our operating period commenced on May 19, 2011 and ended on May 18, 2016. On May 19, 2016, we commenced our liquidation period, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 6). During the first quarter of 2019, our Managing Trustee and ABN AMRO Securities recommenced seeking a sale of our secured term loans to CFL and TMA. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Beneficial owners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the additional beneficial owners and 1% to our Managing Trustee until the aggregate amount of distributions paid to additional beneficial owners equals the sum of the additional beneficial owners’ aggregate capital contributions plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily. After such time, distributions will be allocated 90% to the additional beneficial owners and 10% to our Managing Trustee.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the Partnership are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

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

We report noncontrolling interests as a separate component of consolidated equity and net loss attributable to noncontrolling interests is included in consolidated net loss. The attribution of net loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Net loss attributable to us per weighted average additional Beneficial Interest outstanding is based upon the weighted average number of additional Beneficial Interests outstanding during the year.

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

Debt Financing Costs

Debt financing costs associated with a recognized debt liability were netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs were amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Leased Equipment at Cost

Investments in leased equipment were stated at cost less accumulated depreciation. Leased equipment was depreciated on a straight-line basis over the lease term, which typically ranged from 5 to 10 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, the investment committee determined the estimated residual value, if any, to be used once the investment had been approved. The factors considered in determining the estimated residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values were reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation

We recorded depreciation expense on equipment or vessel when the asset was idle or when the lease was classified as an operating lease. In order to calculate depreciation, we first determined the depreciable base, which was the equipment cost less the estimated residual value at lease termination. Depreciation expense was recorded on a straight-line basis over the lease term or over the useful life of the asset, as applicable.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we entered into was classified as either a finance lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of and directly influenced the determination as to whether a lease was classified as a finance lease or an operating lease.

For finance leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term. Billed operating lease receivables were included in accounts receivable until collected or written off. We recorded a reserve if we deemed any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis was recognized as either deferred revenue or other assets, as appropriate. Initial direct costs were capitalized as a component of the cost of the equipment and depreciated over the lease term.

Contingent rentals were included in the determination of income as they were earned. Contingent rentals based on an existing index or rate were included in the determination of income based on the index or rate at lease commencement, with subsequent changes to the index or rate recognized in income as they were earned.

Accounting for Vessel Revenue and Expenses

Revenue generated from time charters and/or revenue generated from profit sharing arrangements were recognized over the term of the respective time charter agreements as service was provided and the profit sharing was fixed and determinable. Under time charters, voyage expenses such as bunkers, port dues, cargo handling operations and brokerage commissions were paid by our customers. Vessel operating costs, including, without limitation, crewing, vessel maintenance, technical management costs and vessel insurance, were expensed by us as incurred on an accrual basis. Commercial management and technical management fees were expensed as incurred. Dry-docking costs were generally expensed as incurred as such costs primarily represented normal maintenance and repairs. To the extent dry-docking costs represented expenditures that added economic life to the vessel or improved the vessel’s efficiency, such costs could have been capitalized and depreciated over the life of the vessel.

For our vessel that operated in a pool, revenue and voyage expenses related to our vessel were pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, was

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

based on points allocated to each participant’s vessel based on the number of days such vessel operated in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which included the cost of bunkers and port expenses, were the responsibility of the pool. Operating costs related to our vessel that participated in the pool, including, without limitation, crewing and maintenance, were typically paid by us. Since we shared the net earnings of the pool with the other participants and the pool operated in a spot market, revenue earned by our vessel that participated in the pool was subject to fluctuations of such spot market. We recognized pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that was subject to repayment by us based on certain criteria was deferred until the time such criteria were met.

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

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed on a non-accrual status.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 2.5% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed.

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

For an investment that is accounted for under the cost method that does not have readily determinable fair values, we measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Managing Trustee reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that the investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

Income Taxes

Prior to the transfer of all the assets and liabilities of the Partnership to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual partners rather than our business as a whole. Upon the transfer of all assets and liabilities of the Partnership to the Liquidating Trust, we continue to be taxed as a partnership for federal and state income tax purposes and the Partnership’ s tax position and net operating loss carryforwards continue to be effective for the Liquidating Trust. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves and impairment losses. Actual results could differ from those estimates.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash used in operating activities	$(686,700)	$—	$(686,700)

Cash, cash equivalents and restricted cash, beginning of year	19,452,937	1,500,000	20,952,937
Net decrease in cash, cash equivalents and restricted cash	(11,905,626)	—	(11,905,626)
Cash, cash equivalents and restricted cash, end of year	$7,547,311	$1,500,000	$9,047,311

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. The adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 becomes effective for us on January 1, 2019. Based on our assessment, all of our leases were subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and we will apply certain practical expedients as provided by the guidance, the adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

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

(3) Net Investment in Notes Receivable

As of December 31, 2018, we had investment in notes receivable on non-accrual status of $5,386,875, of which $3,302,796 was reserved. See below for further details regarding our note receivable related to LSC. As of December 31, 2018, we had net investment in notes receivable of $1,093,021, of which $38,709 was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to CFL. As of December 31, 2017, we had investment in notes receivable on non-accrual status of $3,500,490, of which $1,550,490 was reserved, and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to TMA.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Net investment in notes receivable consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Principal outstanding(1)	$8,927,397	$10,119,672
Deferred fees	(258,358)	(313,120)
Credit loss reserve(2)	(3,302,796)	(1,550,490)
Net investment in notes receivable(3)	$5,366,243	$8,256,062

(1) As of December 31, 2018 and 2017, total principal outstanding related to our impaired loans was $7,824,097 and $3,500,490, respectively.
(2) As of December 31, 2018, we had a credit loss reserve of $3,511,243 related to LSC, of which $208,447 was reserved against the accrued interest receivable included in other assets and $3,302,796 was reserved against net investment in notes receivable. As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.
(3) As of December 31, 2018 and 2017, net investment in notes receivable related to our impaired loans was $4,273,222 and $1,950,000, respectively.

JAC

On December 22, 2011, a joint venture owned 75% by us and 25% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Managing Trustee, made a $20,124,000 subordinated term loan to Jurong Aromatics Corporation Pte. Ltd. (“JAC”) as part of a $171,050,000 term loan facility. The loan initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the loan increased from 12.5% to 15.5%. The loan was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the loan. After failed efforts (i) by JAC to timely commence a tolling arrangement with its suppliers and (ii) by JAC’s stakeholders to agree on a restructuring plan, JAC entered receivership on September 28, 2015. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Managing Trustee reassessed the collectability of the loan and recorded an aggregate credit loss of $33,393,546 related to JAC during 2015 and 2016 based on our Managing Trustee’s quarterly collectability analyses. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, the outstanding balance of the loan due from JAC was fully reserved, resulting in a net investment in notes receivable related to JAC of $0.

On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third-party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including us. As a result, we wrote off an aggregate credit loss reserve and corresponding balance related to the loan of $33,393,546 during 2017. No finance income related to JAC was recognized for the year ended December 31, 2017.

Asphalt

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

the Partnership Loan by making a prepayment of $1,731,830, comprised of all outstanding principal, accrued interest and a prepayment fee of $81,400. The prepayment fee was recognized as additional finance income.

TMA

On July 14, 2014, we, Fund Twelve and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. As a result of this restructuring (as further described below), our Managing Trustee assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017.

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, of our $1,000,000 additional commitment to TMA, (a) $450,000 represented our 12.5% share of the fair value of the 12.5% equity interest in two affiliates of TMA (see Note 6), which was based on an independent third-party valuation and (b) the remaining $550,000 represented an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

As of December 31, 2018 and 2017, our net investment in note receivable related to TMA was $2,437,222 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. For the years ended December 31, 2018 and 2017, we recognized finance income of $317,938 and $111,279, respectively, of which no amount was recognized on a cash basis.

CFL

On December 20, 2016, we, Fund Fifteen and ICON ECI Fund Sixteen Liquidating Trust (formerly, ICON ECI Fund Sixteen) (“Fund Sixteen”), an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurred shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $95,938 as of December 31, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and appointed our designee to replace CFL as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. In January 2019, we further exercised our rights under the loan documents and appointed our designee to replace a CFL affiliate to manage the day-to-day technical and operational activities of the vessel. Our Managing Trustee is currently working with IMC to collect all past due amounts under the sub-charter, which will be applied to all past due amounts payable under the loan. In the meantime, IMC has made its February 2019 and partial March 2019 sub-charter payments directly to us. Our Managing Trustee continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter, if necessary.

LSC

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

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

ended September 30, 2018, LSC engaged a chief restructuring officer and we were working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights under the loan agreement as a result of LSC’s various defaults until no later than January 15, 2019 while we, LSC and each of its other stakeholders continued negotiating a restructuring plan. In light of these developments, our Managing Trustee placed the note receivable on non-accrual status and determined that there was doubt regarding the collectability of the note receivable. Our Managing Trustee assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Managing Trustee believed that we may potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $2,287,243 based on this assessment, which our Managing Trustee believed was the best estimate considering information that was then currently available.

In 2019, we, LSC and each of its other lenders amended the forbearance agreements on multiple occasions, with the most recent extending the forbearance period to June 4, 2019, while LSC and its advisers negotiate with a strategic buyer for a potential sale of all or substantially all of LSC’s assets or outstanding equity and to allow time for such potential buyer to perform its due diligence investigation of LSC. On February 15, 2019, we, Fund Fifteen and Fund Sixteen provided a “first-out” senior secured bridge loan in the aggregate amount of $500,000 to LSC, of which our commitment was $85,000, that (i) matures on the termination of the forbearance period without extension by all parties; and (ii) is secured by a first priority security interest in all of LSC’s assets. On the same date, LSC’s senior lender also provided a “first-out” senior secured bridge loan in the aggregate amount of $1,000,000 on the same terms and conditions as our bridge loan to LSC. In February 2019, LSC and the potential buyer signed a letter of intent for the purchase of all or substantially all of LSC’s assets or outstanding equity, subject to certain customary closing conditions, including satisfactory completion of the potential buyer’s due diligence investigation. On March 7, 2019, the potential buyer of LSC provided a “first-out” senior secured bridge loan in the amount of $3,000,000 to LSC that (a) matures on September 7, 2019, (b) shares priority in repayment with our and the senior lender’s bridge loans provided to LSC on February 15, 2019, and (c) is being used for working capital purposes by LSC while the potential buyer and LSC negotiate a sale transaction.

Our Managing Trustee reassessed the collectability of the impaired loan based on these new developments as well as updated appraised values of the collateral securing our loan and determined that we may potentially not be able to recover an additional $1,020,000 to $2,671,000 of the outstanding balance due from LSC. As a result, during the three months ended December 31, 2018, we recorded an additional credit loss of $1,224,000, which our Managing Trustee believed was the best estimate within this range considering information that was then currently available. We can provide no assurance that the potential sale of LSC will be completed, or if completed at a purchase price that will satisfy all amounts due from LSC under our loan. Our Managing Trustee will adjust the credit loss reserve in future reporting periods based on new developments.

As of December 31, 2018 and 2017, our net investment in note receivable related to LSC was $1,836,000 and $5,145,490, respectively. During the years ended December 31, 2018 and 2017, we recognized finance income of $455,913 and $780,540, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the years ended December 31, 2018 and 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$33,393,546
Provisions	2,615,158
Write-offs, net of recoveries	(33,393,546)
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions (unaudited)	3,511,243
Write-offs, net of recoveries (unaudited)	(2,615,158)
Allowance for credit loss as of December 31, 2018 (unaudited)	$3,511,243

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(4) Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Marine - dry bulk vessels	$—	$21,000,000
Less: accumulated depreciation	—	1,267,681
Leased equipment at cost, less accumulated depreciation	$—	$19,732,319

On July 5, 2016, two supramax bulk carrier vessels were redelivered to us by a lessee who had defaulted on its lease payments and purchase obligations prior to lease expiration. Upon redelivery, the vessels were renamed “Bulk Progress” and “Bulk Power” and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for five years. Commencing July 5, 2017, either we or Americas Bulk could have terminated one or both charters on each subsequent anniversary date, provided certain criteria were met. Charter hire payments varied month-to-month as a result of a profit sharing arrangement set forth in the charters.

On May 8, 2018, we and Americas Bulk entered into an agreement in which both parties agreed to jointly market and sell the two vessels during the remainder of 2018, with Americas Bulk continuing to pay charter hire in accordance with the charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale and since then, no further depreciation was recorded on the vessels. Depreciation expense was $425,714 and $851,426 for the years ended December 31, 2018 and 2017, respectively.

On August 22, 2018 and September 17, 2018, the Bulk Progress and the Bulk Power, respectively, were sold to unaffiliated third parties, each for a gross purchase price of $11,500,000. As a result, we recorded an aggregate gain on sale of $1,460,924 during the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, pre-tax income associated with the vessels was $1,826,094 and $289,143, respectively.

(5) Vessel

On June 17, 2016, a crude oil tanker was redelivered to us by a lessee who had defaulted on its lease payments and purchase obligation prior to lease expiration. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel “Shamrock.” On July 14, 2016, we entered the Shamrock into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement was for at least 12 months, after which the time charter and participation of the vessel in the pool could have been terminated by either party at any time. As part of the Stena Pooling Arrangement, we received a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings were allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also included a shortfall provision that required us to pay back a portion of the monthly distribution received upon certain criteria being met if we removed the vessel from the pool. As of December 31, 2017, deferred revenue included on our consolidated balance sheets due to this shortfall provision was $2,470,065. Monthly distributions, net of any amount subject to the shortfall provision, were recognized as pool revenue on our consolidated statements of operations.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

During the year ended December 31, 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, we recorded an impairment loss of $9,445,807 based on an estimated fair value of the vessel of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using current charter rates and sales data from a reputable firm who provides integrated shipping data and services. In addition, our Managing Trustee reassessed the residual value of the vessel and as a result of the adjusted carrying value and the change in residual value, our monthly depreciation decreased by $41,644, effective October 1, 2017.

The shortfall provision expired on July 14, 2018. As a result, during the three months ended September 30, 2018, we recognized revenue of $3,013,554 that was previously deferred through June 30, 2018 due to this shortfall provision. In addition, during the three months ended September 30, 2018, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Managing Trustee determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation was recorded related to the Shamrock. Depreciation expense was $1,203,312 and $1,979,210 for the years ended December 31, 2018 and 2017, respectively. As part of this assessment, we recorded an impairment loss of $5,495,584 during the three months ended September 30, 2018 to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP.

On December 14, 2018, the Shamrock was sold to an unaffiliated third party for a gross purchase price of $29,600,000. No significant gain or loss was recognized from the sale. As part of the sale, the Shamrock was withdrawn from participation in the Stena Pooling Arrangement. On December 20, 2018, we were advised by the commercial manager of the pool that it made an error in calculating the pool points allocated to the Shamrock for a period of time and as a result, the manager of the pool over-allocated $1,172,057 of earnings to the Shamrock. As of December 31, 2018, we had gross pool earnings of $1,603,409 due from the pool. As a result of the commercial manager’s claims and the fact that we have not yet received payment of this receivable, we recorded an allowance against the receivable of $1,172,057 during the three months ended December 31, 2018. We have reserved all of our rights against the pool and its manager while we investigate the validity of the manager’s alleged error in calculating pool points and allocating related revenue to the vessel.

For the years ended December 31, 2018 and 2017, pre-tax loss associated with the Shamrock was $5,897,337 and $11,601,294, respectively.

(6)	Investment in Joint Ventures

Offshore Support Vessel

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of related party debt (see Note 8) and equity from us and Fund Fifteen, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC (“Gallatin”) for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter were guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000.

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Managing Trustee was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra could have become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.

Consequently, as of December 31, 2016, our Managing Trustee assessed the joint venture’s collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, the joint venture recorded a credit loss of $7,271,958 to write down its net investment in finance lease related to the vessel to $8,000,000. We were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. During the three months ended December 31, 2016, the joint venture placed the lease on non-accrual status and ceased to recognize finance income.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date and subsequently, the AMC Ambassador was classified as vessel on the joint venture’s balance sheet. During the three months ended June 30, 2017, the joint venture repossessed the AMC Ambassador. As part of this process, the joint venture obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, the joint venture recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of the joint venture’s annual assessment of asset impairment, based on an updated third-party appraisal that the joint venture obtained for the AMC Ambassador, the joint venture recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. No impairment loss recorded by the joint venture during 2017 was allocated to us as our investment in the joint venture was previously written down to zero.

For the year ended December 31, 2017, the joint venture recognized finance income of $156,975, which was recognized on a cash basis. As of December 31, 2017, our investment in the joint venture was $0.

On June 27, 2018, the AMC Ambassador was sold to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse long-term debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero and our share of such net gain did not exceed our share of net losses previously not recognized.

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

LPG Tanker Vessels

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

As part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Managing Trustee believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $190,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

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

Offshore Supply Vessel

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

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. For the year ended December 31, 2017, the joint venture recorded an aggregate impairment loss of $19,295,230 based on our impairment tests, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero.

On April 20, 2018, the joint venture and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed (i) to cooperate to market and sell the offshore supply vessel, (ii) on the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) on the application of the sale proceeds from any future sale of the vessel. On December 18, 2018, the joint venture and DVB Asia entered into an addendum to the DVB Asia Agreement (the “DVB Asia Addendum”) under which the joint venture agreed to continue providing certain administrative and operational services related to the vessel until the earlier of the sale of the vessel and March 14, 2019. DVB Asia agreed to reimburse the joint venture (a) for such administrative services in an amount not to exceed $16,500, and (b) for all operational and technical management costs related to the vessel.
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture released Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which was used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest continued to maintain the vessel in its then current condition until December 15, 2018. Effective December 16, 2018, we engaged the existing ship management company for the vessel, with costs to be reimbursed by DVB Asia under the DVB Asia Addendum. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture was allocated $566,667, of which our share was $70,833 and (b) the remaining $433,333, net of any reimbursement

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

from DVB Asia pursuant to the DVB Asia Agreement and the DVB Asia Addendum, was applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018, which was further extended to April 18, 2019.
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

As a result of the termination of the bareboat charter, the joint venture reclassified the offshore supply vessel from leased equipment at cost to vessel on its consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000. During the remainder of 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and on December 11, 2018, the joint venture signed a memorandum of agreement to sell the vessel to a third-party purchaser, subject to satisfaction of closing conditions. Based on offers received from potential purchasers through prior negotiations, and the agreed upon purchase price pursuant to the memorandum of agreement, our Managing Trustee performed impairment tests and concluded that the joint venture should record an aggregate impairment loss of $10,611,836 during 2018, of which no loss was allocated to us as our investment in joint venture was previously written down to zero.

Upon the satisfaction of all closing conditions, on March 11, 2019, the joint venture sold the vessel to the third-party purchaser for $2,300,000 in accordance with the memorandum of agreement. No significant gain or loss was recognized as a result of the sale. However, the joint venture recognized a gain on extinguishment of debt of approximately $16,500,000 in March 2019 by using the net sale proceeds to settle the non-recourse debt obligations with DVB Asia related to the vessel, of which we are expected to be allocated $0 as our investment in joint venture was previously written down to zero and our share of such net gain did not exceed our share of net losses previously not recognized.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 33.5% by us, 52% by Fund Sixteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Managing Trustee, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. Our contribution to the joint venture was $3,666,221. On February 15, 2017, Fund Sixteen purchased all of ECI Partners’ limited liability company interests in the joint venture. As a result, the joint venture was owned 33.5% by us and 66.5% by Fund Sixteen.

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

Geotechnical Drilling Vessels

On December 23, 2015, ICON Fugro Holdings, LLC (“ICON Fugro”), a joint venture owned 15% by us, 75% by Fund Fifteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters could have been terminated by the indirect subsidiaries after year five. Our contribution to ICON Fugro was $3,565,875.

As part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Managing Trustee believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $664,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

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
On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $225,377 during the year ended December 31, 2018.
TMA
As part of the restructuring of our note receivable with TMA, two joint ventures, each owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, acquired a 12.5% equity interest in two affiliates of TMA. The joint ventures accounted for such equity interests under the equity method until June 29, 2018, when the joint ventures no longer had influence over the operating and financial policies of these two affiliates of TMA and as a result, commenced accounting for such equity interests under the cost method.

(7)	Non-Recourse Long-Term Debt
As of December 31, 2018, we had no non-recourse long-term debt obligations. As of December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	December 31, 2017	Maturity	Rate
DVB Bank SE	$32,512,500	2021	LIBOR + 3.50% and LIBOR + 3.85%
Less: debt issuance costs	481,862
Total non-recourse long-term debt	$32,030,638

 All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the lessee defaulted on the underlying lease, which resulted in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt. As of December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $55,331,215.

On October 1, 2010, we entered into a loan agreement with DVB Bank SE (“DVB”) and Norddeutsche Landesbank Girozentrale (“Nord LB,” and together with DVB, the “lenders”) under which we borrowed $43,500,000 to finance the acquisition of the two supramax bulk carrier vessels that were renamed the Bulk Progress and the Bulk Power in July 2016. The loan was scheduled to mature on September 30, 2017 and bore interest at a fixed rate of 4.9825% for the first four years and then changed to a variable rate of LIBOR plus 3.85%. On July 6, 2016, we (i) repaid $10,000,000 to satisfy in full the

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602, and (ii) refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by the lessee and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. The new facility was scheduled to mature on April 30, 2021 and bore interest at LIBOR plus 3.85%.

Upon the sale of the Bulk Progress and the Bulk Power on August 22, 2018 and September 17, 2018, respectively, we used a portion of the sale proceeds to satisfy in full our related non-recourse long-term debt obligations to DVB totaling $9,416,426.

On June 21, 2011, we borrowed $44,000,000 in connection with the acquisition of the crude oil tanker that was renamed the Shamrock in July 2016. The loan bore interest at 3.500% per year through September 21, 2011. The interest rate after that date had been fixed pursuant to a swap agreement at 5.235% per year through the maturity of the debt. The loan was scheduled to mature on June 21, 2016, but was extended to coincide with the consummation of the July 2016 refinancing transaction with DVB (as further described below). In June 2016, upon maturity of the interest rate swap on the non-recourse long-term debt, we made a payment of $104,511. On June 30, 2016, we and DVB entered into a new $26,000,000 facility agreement for the purpose of refinancing the long-term debt related to the Shamrock. This refinancing transaction was consummated to coincide with redelivery of the vessel to us by the lessee and placing the vessel in the Stena Pooling Arrangement. The new facility was scheduled to mature on March 31, 2021 and bore interest at LIBOR plus 3.50%. As part of this refinancing, we incurred loan origination fees of $390,000.

On November 7, 2017, we were notified of an event of default for not making certain payments into a reserve account pursuant to the loan agreement in connection with the senior debt associated with the Shamrock. On January 16, 2018, we entered into an agreement (the “Letter Agreement”) with DVB to waive the event of default so long as we funded the required amounts to the reserve account in accordance with the terms and conditions of the Letter Agreement.

Upon the sale of the Shamrock on December 14, 2018, we used a portion of the sale proceeds to satisfy in full our related non-recourse long-term debt obligations to DVB totaling $20,540,877.

As of December 31, 2017, we had capitalized net debt financing costs of $481,862. For the years ended December 31, 2018 and 2017, we recognized interest expense of $481,862 and $195,253, respectively, related to the amortization of debt financing costs.

(8)	Transactions with Related Parties

We entered into certain agreements with our Managing Trustee and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. CION Securities was entitled to receive a 3.00% dealer-manager fee from the gross proceeds from sales of our Interests.

We paid our Managing Trustee (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of our operating period, equal to 2.50% of the purchase price of each investment we made in Capital Assets. Effective May 1, 2017, our Managing Trustee waived all future management fees.

In addition, we reimbursed our Managing Trustee and its affiliates for organizational and offering expenses incurred in connection with our organization and offering. The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds (assuming all of the Interests were sold in the offering) and the actual costs and expenses incurred by our Managing Trustee and its affiliates. Our Managing Trustee also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

In addition, our Managing Trustee and its affiliates are reimbursed for administrative expenses incurred in connection with our operations. Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates that are necessary to our operations. These costs include our Managing Trustee’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

We paid distributions to our Managing Trustee of $109,091 and $121,212 for the years ended December 31, 2018 and 2017, respectively. Our Managing Trustee’s interest in the net loss attributable to us was $92,969 and $189,831 for the years ended December 31, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2018	2017
			(unaudited)
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$216,979
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	857,811	1,184,627
			$857,811	$1,401,606
(1)  Amount charged directly to operations.

At December 31, 2018 and 2017, we had a net payable of $259,118 and $75,587, respectively, due to our Managing Trustee and affiliates, which primarily consisted of administrative expense reimbursements due to our Managing Trustee.

We partially funded a joint venture owned 40% by us through a note receivable due from the joint venture that acquired the AMC Ambassador. The note bore interest at 15.5% per year and was scheduled to mature on June 4, 2019. As a result of the credit and impairment losses recorded by the joint venture related to the AMC Ambassador (see Note 6), collectability of the note receivable was in doubt and we ceased income recognition on the note receivable and commenced recognizing credit losses during 2016. As of December 31, 2017, the related party note receivable was fully reserved. As a result of the sale of the AMC Ambassador by our joint venture, we wrote off the aggregate credit loss reserve and corresponding balance related to the note receivable of $2,843,981 during the year ended December 31, 2018. No interest income was recognized for the years ended December 31, 2018 or 2017 as the note receivable was placed on non-accrual status during the three months ended December 31, 2016.

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

The following tables summarize the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of December 31, 2018 or 2017, as applicable:

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

						Impairment Loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2018 (1)	Level 1	Level 2	Level 3		December 31, 2018
Vessel (unaudited)	$—	$—	$—	$30,000,000	(2)	$5,495,584
(1) The vessel was sold on December 14, 2018.
(2) There were non-recurring fair value measurements in relation to the impairment loss recorded as of September 30, 2018 related to the Shamrock. As of September 30, 2018, the fair value was $30,000,000.

During the three months ended September 30, 2018, the Shamrock met the criteria to be classified as asset held for sale resulting in a reclassification from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018. As of September 30, 2018, the carrying value of such asset held for sale was $28,900,000, which represented the estimated fair value of the Shamrock of approximately $30,000,000 less cost to sell. As of September 30, 2018, the estimated fair value of the Shamrock was derived from the agreed-upon sale price with a potential buyer. The estimated fair value of the Shamrock and cost to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. The Shamrock was sold on December 14, 2018 and no significant gain or loss was recognized from the sale during the year ended December 31, 2018 (see Note 5).

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

Assets for which Fair Value is Disclosed

Our fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables.

	December 31, 2018
	(unaudited)
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$3,540,522	$3,523,645

(10)	Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than our business as a whole. We are potentially subject to UBT, which is imposed on unincorporated trade or business

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets are comprised of the following:

	December 31,
	2018	2017
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,702,141	$1,778,988
Unused credit loss deductions	5,107	99,195
Excess interest expense carryforwards	41,111	—
Valuation allowance	(1,748,359)	(1,878,183)
Total net deferred tax assets	$—	$—
As of December 31, 2018, the net operating losses (i) generated during 2018 from UBT are limited to offset only 80% of taxable income each year with indefinite carryforward periods and (ii) generated before 2018 from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2038. The unused net operating losses generated before 2018 are not subject to the 80% limit of taxable income.

In March 2019, we reached a settlement with the City of New York Department of Finance related to its UBT audit for the 2012 and 2013 tax years. The tax years that remain open for examination include from 2014 to 2017. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

(11)	Concentrations of Risk

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

For the year ended December 31, 2018, we had one lessee and two borrowers that accounted for 95.5% of our combined rental and finance income. For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.1% of our combined rental and finance income. Our pool revenue for the years ended December 31, 2018 and 2017 was solely generated by a vessel that we placed into service by participating in a pooling arrangement.

At December 31, 2018, no lessees or borrowers accounted for more than 10% of total assets. As of December 31, 2017, equipment on lease to two lessees accounted for approximately 68.9% of total assets.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

As of December 31, 2017, we had one lender that accounted for 90.5% of total liabilities.

(12) Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2018
	(unaudited)
	North
	America	Vessels (a)	Total
Revenue:
Finance income	$455,913	$440,109	$896,022
Rental income and pool revenue	$—	$7,422,754	$7,422,754
Income from investment in joint ventures	$2,866	$271,146	$274,012

	At December 31, 2018
	(unaudited)
	North
	America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$1,836,000	$3,530,243	$5,366,243
Investment in joint ventures	$—	$412,649	$412,649
(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2017
	North
	America	Vessels (a)	Total
Revenue:
Finance income	$780,540	$253,159	$1,033,699
Rental income and pool revenue	$—	$7,036,951	$7,036,951
Income (loss) from investment in joint ventures	$248,862	$(1,155,467)	$(906,605)

	At December 31, 2017
	North
	America	Vessels (a)	Total
Long-lived assets:
Vessel	$—	$35,598,896	$35,598,896
Leased equipment at cost	$—	$19,732,319	$19,732,319
Net investment in notes receivable	$5,145,490	$3,110,572	$8,256,062
Investment in joint ventures	$6,885	$4,864,362	$4,871,247
(a) Vessels are generally free to trade worldwide.

(13) Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable.

On September 27, 2016, we commenced a legal proceeding against Center Navigation Ltd. and Geden Holdings Ltd. (“Geden”) seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to a crude oil tanker. This legal proceeding is currently in the discovery phase.

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping Ltd. (“Amazing Shipping”) and Geden; and (ii) Fantastic Shipping Ltd. (“Fantastic Shipping”) and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to two supramax bulk carrier vessels. Amazing Shipping, Fantastic Shipping and Geden have each failed to respond to our claims filed in the relevant proceeding. As a result, we are in the process of seeking default judgments.

On August 31, 2018, we arrested the Advantage Sky, a vessel owned by Advantage Sky Shipping LLC (“Advantage Shipping”), in the territorial waters of South Africa as security for all amounts owed to us by Geden and its affiliates related to the three vessels. This arrest was part of our underlying claims that assets were transferred by Geden to Advantage Shipping in bad faith. A hearing on the arrest is tentatively scheduled for the end of March 2019.

(14)	Income Tax Reconciliation (unaudited)

At December 31, 2018 and 2017, the beneficial owners’ equity included in the consolidated financial statements totaled $24,738,657 and $44,944,667, respectively. The beneficial owners’ equity for federal income tax purposes at December 31, 2018 and 2017 totaled $29,682,388 and $56,209,483, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss, depreciation and amortization, taxable income or loss from joint ventures and gain or loss on sale of investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

	Years Ended December 31,
	2018	2017
Net loss attributable to Fund Fourteen Liquidating Trust per consolidated financial statements	$(9,296,920)	$(18,983,138)
Depreciation and amortization	(2,009,938)	(973,713)
Taxable income (loss) from joint ventures	2,325,674	(27,632,421)
Taxable gain on sale of investment in joint venture	1,216,329	—
Loss on sale of assets	(9,644,621)	—
Credit loss	896,086	12,782,879
Other	819,161	(2,596,103)
Net loss attributable to Fund Fourteen Liquidating Trust for federal income tax purposes	$(15,694,229)	$(37,402,496)

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Reductions/Additions Charged to Profit and Loss	Deduction		Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2018 (unaudited)

Credit loss/uncollectability reserve (unaudited)	$5,459,139	$4,683,300	$5,459,139	(a)	$4,683,300

Year Ended December 31, 2017

Credit loss reserve	$34,908,044	$3,944,641	$33,393,546	(b)	$5,459,139
(a) Represents the write-off of the previously reserved balance of the note receivable related to TMA and the note receivable from a joint venture that owned the AMC Ambassador.
(b) Represents the write-off of the previously reserved balance of the note receivable related to JAC.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting
Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 26, 2019

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 26, 2019

By: /s/ Michael A. Reisner
      Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial owners.