Form 10-K
period 2019-12-31
ICON Equipment & Corporate Infrastructure Fund Fourteen, L.P.
filed 2020-03-17
CIK 1446806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-53919

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	26-3215092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

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

Number of outstanding beneficial interests of the registrant on March 13, 2020 is 258,761.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

Item 5. Market for Registrant’s Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of Beneficial Owners
Title of Class	As of March 13, 2020
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	7,249

We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the Partnership through the end of our operating period, which was on May 18, 2016. During our liquidation period, we have paid distributions in accordance with the terms of our Liquidating Trust Agreement. We expect that future distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments (subject to the outcome of our arrest of the Advantage Sky (see Note 13)). We paid distributions to our additional beneficial owners totaling $13,749,998 and $10,799,999 for the years ended December 31, 2019 and 2018, respectively. Additionally, we paid distributions to our Managing Trustee of $138,889 and $109,091 for the years ended December 31, 2019 and 2018, respectively.

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

Our Estimated Value per Beneficial Interest as of December 31, 2019 (the “Valuation Date”) has been determined to be $32.13 per Beneficial Interest. The Estimated Value per Beneficial Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Beneficial Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Beneficial Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Beneficial Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Beneficial Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”), a third-party independent valuation and consulting firm engaged by our Managing Trustee to provide material assistance related to the valuation of certain of our assets, as further described below. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations.

Process and Methodology

Our Managing Trustee established the Estimated Value per Beneficial Interest as of the Valuation Date primarily based on the fair values of our assets provided by Duff & Phelps. In arriving at its fair values, Duff & Phelps utilized valuation methodologies that both our Managing Trustee and Duff & Phelps believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair values provided by Duff & Phelps is in accordance with the definition of fair value in Accounting Standards Codification 820.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of its work for us and of our determination of Estimated Value, are presented below.

*  An investment described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2019, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2019.

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

Valuation of Note Receivable

The estimated fair value of our note receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, the discount rate reflects the risks associated with the borrower and the time value of money, and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 13.1% to 16.1%.

Valuation of Sales-Type Lease

The estimated fair value of our sales-type lease held by our joint venture at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments and the sales proceeds received subsequent to December 31, 2019 upon the lessee exercising its purchase option to acquire the vessel in 2020. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 13.49% to 16.49%.

Valuation of Investment in Cost-Method Investees

The estimated fair value of our investment in cost-method investees held by our joint ventures at the Valuation Date was based on a combination of the DCF method and the sales comparison method. Under the DCF method, the discount rate reflects the risks associated with the investee and the time value of money, and was applied to the projected cash flows associated with the operations of the investee. The sum of all projected future cash flows included, but were not limited to, net operating cash flows of the investee discounted to give their present values. The estimated fair value of our investment held by our joint venture in the other cost-method investee was based on the current fair value of the net assets of the investee derived from certain methodologies, which included the sales comparison method.

The discount rates used ranged from 13.1% to 16.1%.

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

To the extent we cannot fully liquidate the Trust and distribute remaining cash proceeds from liquidation to our beneficial owners by March 31, 2021, our next Estimated Value per Beneficial Interest will be based upon our assets and liabilities as of December 31, 2020 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2020. We intend to publish an updated Estimated Value per Beneficial Interest annually in our subsequent Annual Reports on Form 10-K to the extent they are required to be filed with the Securities and Exchange Commission.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Balance Sheets

(unaudited)

	December 31,
	2019	2018
Assets
Cash	$5,747,940	$19,615,156
Net investment in notes receivable	1,332,874	5,366,243
Investment in joint ventures	1,478,668	412,649
Other assets	169,932	623,615
Total assets	$8,729,414	$26,017,663

Liabilities and Equity
Liabilities:
Deferred revenue	$4,115	$-
Due to Managing Trustee and affiliates, net	178,717	259,118
Accrued expenses and other liabilities	481,939	1,019,888
Total liabilities	664,771	1,279,006

Commitments and contingencies (Note 13)

Equity:
Beneficial owners' equity:
Additional beneficial owners	10,283,587	26,790,861
Managing Trustee	(2,218,944)	(2,052,204)
Total beneficial owners' equity	8,064,643	24,738,657
Total liabilities and equity	$8,729,414	$26,017,663

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Years Ended December 31,
	2019	2018
Revenue and other income:
Finance income	$313,464	$896,022
Rental income	-	1,793,820
Pool revenue	41,992	5,628,934
Income from investment in joint ventures	18,090	274,012
Gain on sale of investment in joint venture	-	225,377
Gain on sale of assets	-	1,471,069
Other income	7,954	13,289
Total revenue and other income	381,500	10,302,523
Expenses:
Administrative expense reimbursements	558,827	857,811
General and administrative	2,214,492	2,541,715
Credit loss, net	188,664	3,511,243
Depreciation	-	1,629,026
Interest	-	2,321,152
Impairment loss	-	5,495,584
Vessel operating	204,644	3,244,649
Total expenses	3,166,627	19,601,180
Net loss	(2,785,127)	(9,298,657)
Less: net loss attributable to noncontrolling interests	-	(1,737)
Net loss attributable to Fund Fourteen Liquidating Trust	$(2,785,127)	$(9,296,920)

Net loss attributable to Fund Fourteen Liquidating Trust allocable to:
Additional beneficial owners	$(2,757,276)	$(9,203,951)
Managing Trustee	(27,851)	(92,969)
	$(2,785,127)	$(9,296,920)

Weighted average number of additional beneficial interests outstanding	258,761	258,761
Net loss attributable to Fund Fourteen Liquidating Trust per weighted average additional beneficial interest outstanding	$(10.66)	$(35.57)

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

(unaudited)

	Beneficial Owners' Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	258,761	$46,794,811	$(1,850,144)	$44,944,667	$5,625	$44,950,292
Net loss	-	(9,203,951)	(92,969)	(9,296,920)	(1,737)	(9,298,657)
Distributions	-	(10,799,999)	(109,091)	(10,909,090)	(3,888)	(10,912,978)
Balance, December 31, 2018	258,761	26,790,861	(2,052,204)	24,738,657	-	24,738,657
Net loss	-	(2,757,276)	(27,851)	(2,785,127)	-	(2,785,127)
Distributions	-	(13,749,998)	(138,889)	(13,888,887)	-	(13,888,887)
Balance, December 31, 2019	258,761	$10,283,587	$(2,218,944)	$8,064,643	$-	$8,064,643

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,785,127)	$(9,298,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income, net of costs and fees	(57,870)	(54,762)
Income from investment in joint ventures	(18,090)	(274,012)
Depreciation	-	1,629,026
Credit loss, net	188,664	3,511,243
Impairment loss	-	5,495,584
Interest expense from amortization of debt financing costs	-	481,862
Paid-in-kind interest	-	(131,667)
Gain on sale of assets	-	(1,471,069)
Gain on sale of investment in joint venture	-	(225,377)
Changes in operating assets and liabilities:
Other assets	413,845	2,024,669
Accrued expenses and other liabilities	(537,949)	183,904
Deferred revenue	4,115	(2,470,065)
Due to/from Managing Trustee and affiliates, net	(80,401)	183,531
Distributions from joint ventures	18,090	-
Net cash used in operating activities	(2,854,723)	(415,790)
Cash flows from investing activities:
Investment in joint ventures and equity-method investees	-	(450,000)
Distributions received from joint ventures in excess of profits	124,710	1,387,415
Investment in notes receivable	(85,000)	(550,000)
Principal received on notes receivable	2,836,684	323,452
Proceeds received from sale of investment in joint venture	-	4,020,572
Proceeds received from sale of assets	-	49,677,674
Net cash provided by investing activities	2,876,394	54,409,113
Cash flows from financing activities:
Repayment of non-recourse long-term debt	-	(32,512,500)
Distributions to noncontrolling interests	-	(3,888)
Distributions to beneficial owners	(13,888,887)	(10,909,090)
Net cash used in financing activities	(13,888,887)	(43,425,478)
Net (decrease) increase in cash	(13,867,216)	10,567,845
Cash, beginning of year	19,615,156	9,047,311
Cash, end of year	$5,747,940	$19,615,156

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,892,394
Supplemental disclosure of non-cash financing and investing activities:
Contribution of net investment in note and related interest receivables for interest in a joint venture	$1,190,729	$-

See accompanying notes to consolidated financial statements.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the general partner of the Partnership was ICON GP 14, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner managed and controlled the Partnership’s business affairs, including, but not limited to, the Partnership’s investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”). The General Partner engaged ICON Capital as the Partnership’s investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed the Partnership’s Investment Manager as the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Investment Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements. Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the Partnership’s assets included an investment in ICON Radiance, LLC, a secured term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), a secured term loan to Lubricating Specialties Company (“LSC”), a secured term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) and an equity investment in two affiliates of TMA. These investments, as well as all other assets and liabilities of the Partnership, were transferred to the Liquidating Trust from the Partnership on December 31, 2018 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust. On December 31, 2018, all Interests (as defined below) were exchanged for an equal number of beneficial interests (the “Beneficial Interests”) in the Liquidating Trust. As of December 31, 2019, the Liquidating Trust’s sole remaining portfolio investments were the senior secured term loan to TMA and the related equity interest in two affiliates of TMA (see Notes 3 and 6) and an investment in a sales-type lease between a joint venture owned 17% by us and FWN Momentum B.V. (“FWN”) (see Note 6).

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

December 31, 2019

(unaudited)

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

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. Distributions received from equity method investees are accounted for under the cumulative earnings approach on our consolidated statements of cash flows. We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All of our investments in joint ventures are subject to our impairment review policy.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

We report noncontrolling interests as a separate component of consolidated equity and net income or loss attributable to noncontrolling interests is included in consolidated net income or loss. The attribution of net income or loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net income or loss attributable to us per weighted average additional Beneficial Interest outstanding is based upon the weighted average number of additional Beneficial Interests outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash is held at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

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

December 31, 2019

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a sales-type lease, a direct financing lease or an operating lease, based upon the terms of each lease. The estimated residual value is a critical component of a lease and can directly influence the determination of lease classification.

For sales-type and direct financing leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease to the extent fair value of the underlying asset equals its carrying value, less unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method. Under a sales-type lease, selling profit, if any, arising from the lease is recognized at inception, while under a direct financing lease, selling profit, if any, is deferred and included in net investment in direct financing leases.

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

Accounting for Vessel Revenue and Expenses

Revenue generated from time charters and/or revenue generated from profit sharing arrangements were recognized over the term of the respective time charter agreements as service was provided and the profit sharing was fixed and determinable. Under time charters, voyage expenses such as bunkers, port dues, cargo handling operations and brokerage commissions were paid by our customers. Vessel operating costs, including, without limitation, crewing, vessel maintenance, technical management costs and vessel insurance, were expensed by us as incurred on an accrual basis. Commercial management and technical management fees were expensed as incurred. Dry-docking costs were generally expensed as incurred as such costs primarily represented normal maintenance and repairs. To the extent dry-docking costs represented expenditures that added economic life to the vessel or improved the vessel’s efficiency, such costs were capitalized and depreciated over the life of the vessel.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

For our vessel that operated in a pool, revenue and voyage expenses related to our vessel were pooled with revenue and voyage expenses of other pool participants and allocated to each participant under a time charter equivalent basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross revenue, net of voyage expenses, was based on points allocated to each participant’s vessel based on the number of days such vessel operated in the pool and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates, the collection of related receivables and the payment of voyage expenses, which included the cost of bunkers and port expenses, were the responsibility of the pool. Operating costs related to our vessel that participated in the pool, including, without limitation, crewing and maintenance, were typically paid by us. Since we shared the net earnings of the pool with the other participants and the pool operated in a spot market, revenue earned by our vessel that participated in the pool was subject to fluctuations of such spot market. We recognized pool revenue from this arrangement based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses and pool manager fees. A portion of the net distributions from the pool that was subject to repayment by us based on certain criteria was deferred until the time such criteria were met.

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

As our financing receivables, generally notes receivable and sales-type and direct financing leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

December 31, 2019

(unaudited)

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

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of 2.5% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for sales-type and direct financing leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed.

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

For an investment that is accounted for under the cost method that does not have readily determinable fair values, we measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Managing Trustee reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that an investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

Income Taxes

Prior to the transfer of all the assets and liabilities of the Partnership to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual partners rather than our business as a whole. Upon the transfer of all assets and liabilities of the Partnership to the Liquidating Trust, we continue to be taxed as a partnership for federal and state income tax purposes and the Partnership’s tax position and net operating loss carryforwards continue to be effective for the Liquidating Trust. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

December 31, 2019

(unaudited)

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the previously released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. We adopted ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019 using the modified retrospective method, in which we applied the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. Since we no longer had any lease arrangements as of January 1, 2019, the adoption of these lease standards did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019.

Other Recent Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2023 (see below), including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. Since ASU 2018-13 only modifies disclosure requirements, this guidance is not expected to have a material effect on our consolidated financial statements.

In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the effective dates of three major accounting standards for certain companies. Since we are a smaller reporting company, the adoption date of ASU 2016-13 has been deferred to January 1, 2023. ASU 2019-10 had no impact on our adoption date of ASU 2016-02, ASU 2018-11 and ASU 2018-20, each of which we adopted on January 1, 2019.

(3)  Net Investment in Notes Receivable

As of December 31, 2019, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2018, we had investment in notes receivable on non-accrual status of $5,386,875, of which $3,302,796 was reserved. See below for further details regarding our note receivable related to LSC. As of December 31, 2018, we had net investment in notes receivable of $1,093,021, of which $38,709 was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to CFL.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Net investment in notes receivable consisted of the following:

	December 31,
	2019	2018
Principal outstanding (1)	$1,332,874	$8,927,397
Deferred fees	-	(258,358)
Credit loss reserve (2)	-	(3,302,796)
`Net investment in notes receivable (3)	$1,332,874	$5,366,243

(1) As of December 31, 2019 and 2018, total principal outstanding related to our impaired loans was $1,332,874 and $7,824,097, respectively.

(2) As of December 31, 2018, we had a credit loss reserve of $3,511,243 related to LSC, of which $208,447 was reserved against the accrued interest receivable included in other assets and $3,302,796 was reserved against net investment in notes receivable.

(3) As of December 31, 2019 and 2018, net investment in notes receivable related to our impaired loans was $1,332,874 and $4,273,222, respectively.

TMA

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), each an entity also managed by our Managing Trustee (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels commenced employment. Our Managing Trustee assessed the collectability of the note receivable at each reporting date, as applicable, as TMA’s credit quality slowly deteriorated and the fair market value of the collateral decreased. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements (further described below). As a result of these developments and a decrease in fair market value of the collateral, in which we had a second priority interest, our Managing Trustee assessed the collectability of the note receivable and recorded an aggregate credit loss of $2,615,158 for the year ended December 31, 2017.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, of our $1,000,000 additional commitment to TMA, (a) $450,000 represented our 12.5% share of the fair value of the 12.5% equity interest in two affiliates of TMA (see Note 6), which was based on an independent third-party valuation and (b) the remaining $550,000 represented an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring. Since the closing of the restructuring, the ICON Loan has been accounted for on an accrual basis.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan was being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.

On April 5, 2019, we extended the due date of the quarterly interest and principal payments from TMA for an additional 25 days for a fee of $3,125, in which all of such payments were thereafter received from TMA on or around the extended due date. During the year ended and as of December 31, 2019, TMA was in default of its obligations under the ICON Loan and the related transaction documents due to, among other things, TMA’s breach of certain covenants. On November 26, 2019, we advised TMA that we were placing the ICON Loan in default, accelerating the repayment of all amounts payable under the ICON Loan and demanded that TMA and/or its guarantors immediately repay such amounts to us. TMA and its guarantors failed to make such payments. As a result, we have further exercised our rights under the loan agreement to (i) charge default interest on all outstanding amounts payable under the ICON Loan; and (ii) periodically sweep a portion of the charter payments received from the sub-charterers related to the four vessels securing the ICON Loan for the purpose of paying down all outstanding amounts owed from TMA. As of December 31, 2019, this sweeping mechanism has allowed the principal balance of the ICON Loan to amortize at a faster rate. Simultaneously, TMA is engaging in discussions with potential financing sources for a refinancing transaction that could enable TMA to repay the ICON Loan.

As of December 31, 2019 and 2018, our net investment in note receivable related to TMA was $1,332,874 and $2,437,222, respectively. For the years ended December 31, 2019 and 2018, we recognized finance income of $255,594 and $317,938, respectively, of which no amount was recognized on a cash basis.

CFL

On December 20, 2016, we, Fund Fifteen and ICON ECI Fund Sixteen Liquidating Trust (formerly, ICON ECI Fund Sixteen) (“Fund Sixteen”), an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $1,258,000 was funded on December 21, 2016. The loan bore interest at 8% per year and we were entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan was scheduled to mature on December 21, 2020 and was secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, were in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurred shortfalls on its quarterly payments to us under the loan agreement; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and appointed our designee to replace CFL as the owner of the vessel solely for purposes of the sub-charter. As a result, sub-charter payments were paid directly to us by IMC during late February to early April of 2019 to partially satisfy amounts payable under the loan.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

In January 2019, we further exercised our rights under the loan documents and appointed our designee to replace a CFL affiliate to manage the day-to-day technical and operational activities of the vessel. In April 2019, we exercised our security rights under the loan documents and arrested the motor cargo vessel after filing a complaint with, and receiving an order of arrest and seizure from, the United States District Court for the Southern District of Texas (the “Court”). Shortly thereafter, we filed with the Court a motion for judicial sale of the vessel in order for us to ultimately sell the vessel and allocate the sale proceeds to repay all or a portion of the outstanding amounts owed by CFL under the loan. On May 30, 2019, after the Court rejected all of CFL’s arguments made and motions filed in CFL’s attempt to prevent the sale of the vessel, the Court ordered that the sale take place at a public auction conducted by the U.S. Marshal on June 25, 2019. At the public auction, we submitted the minimum bid on the vessel based on credit (a non-cash bid based on our standing as a creditor of CFL with claims against the vessel). No other party that attended the auction submitted a bid and therefore, we won the auction and ownership of the vessel. On July 10, 2019, the Court rejected additional opposition by CFL and issued an order confirming the June 25, 2019 judicial sale of the vessel to us and ordered the U.S. Marshal to issue a bill of sale reflecting the ownership change. On July 11, 2019, the U.S. Marshal issued a bill of sale reflecting the owner of the vessel as ICON Momentum, LLC (“ICON Momentum”), a newly-formed joint venture owned 17% by us, 75% by Fund Fifteen and 8% by Fund Sixteen. The credit bid at the public auction, and the judicial sale of the vessel to ICON Momentum, were all non-cash in nature. As a result, in substance, we received our proportionate share of ownership in the vessel through ICON Momentum based on our proportionate share of the credit facility that was funded to CFL in December 2016, with the goal of ultimately selling the vessel and allocating the sale proceeds to repay all or a portion of the outstanding amounts owed by CFL under the loan. We did not recognize any gain or loss as part of these transactions. As of July 11, 2019, the net investment in note and interest receivables due from CFL was $1,190,729, which our Managing Trustee deemed to be collectible through the bareboat charter that ICON Momentum entered into, as further described below. We reserve the right to seek further recovery from CFL to the extent the cash proceeds generated from the vessel were less than the outstanding amounts owed by CFL under the loan, as well as any vessel operating expenses and other costs we have incurred on behalf of CFL or incurred as a result of exercising our rights against CFL and the vessel.

In order to commence generating cash proceeds from the vessel, ICON Momentum subsequently entered into a six-month bareboat charter with FWN and ultimately sold the vessel to FWN (see Note 6).

LSC

On December 30, 2016, we, Fund Fifteen and Fund Sixteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $5,525,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 11% per year, and was for a period of four years maturing on December 30, 2020. The loan was secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

LSC was experiencing financial difficulties and had failed to make its quarterly in-arrears payments since July 1, 2018. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we were working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights under the loan agreement as a result of LSC’s various defaults until no later than January 15, 2019 while we, LSC and each of its other stakeholders continued negotiating a restructuring plan. In light of these developments, our Managing Trustee placed the note receivable on non-accrual status and determined that there was doubt regarding the collectability of the note receivable. Our Managing Trustee assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Managing Trustee believed that we could potentially not be able to recover approximately $1,700,000 to $2,600,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $2,287,243 based on this assessment, which our Managing Trustee believed was the best estimate considering information that was then currently available.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

In 2019, we, LSC and each of its other lenders amended the forbearance agreements on multiple occasions, with the last amendment extending the forbearance period to June 4, 2019, while LSC and its advisers negotiated with a strategic buyer for the sale of all or substantially all of LSC’s assets or outstanding equity and to allow time for such buyer to perform its due diligence investigation of LSC. On February 15, 2019, we, Fund Fifteen and Fund Sixteen provided a “first-out” senior secured bridge loan in the aggregate amount of $500,000 to LSC, of which our commitment was $85,000, that (i) was scheduled to mature on the termination of the forbearance period without extension by all parties; and (ii) was secured by a first priority security interest in all of LSC’s assets. On the same date, LSC’s senior lender also provided a “first-out” senior secured bridge loan in the aggregate amount of $1,000,000 on the same terms and conditions as our bridge loan to LSC. In February 2019, LSC and the buyer signed a letter of intent for the purchase of all or substantially all of LSC’s assets or outstanding equity, subject to certain customary closing conditions, including satisfactory completion of the buyer’s due diligence investigation. On March 7, 2019, the buyer of LSC provided a “first-out” senior secured bridge loan in the amount of $3,000,000 to LSC for its working capital purposes while sale negotiations were ongoing that (a) was scheduled to mature on September 7, 2019 and (b) shared priority in repayment with our and the senior lender’s bridge loans provided to LSC on February 15, 2019.

Our Managing Trustee reassessed the collectability of the impaired loan based on these developments as well as updated appraised values of the collateral securing our loan and determined that we could potentially not be able to recover an additional $1,020,000 to $2,671,000 of the outstanding balance due from LSC. As a result, during the three months ended December 31, 2018, we recorded an additional credit loss of $1,224,000, which our Managing Trustee believed was the best estimate within this range considering information that was then currently available.

On May 28, 2019, the buyer completed the purchase of substantially all of the assets of LSC and a portion of the sales proceeds was used by LSC to repay the note receivable, of which we received $1,732,336. As a result of this repayment, an additional loss of $188,664 was recorded during the year ended December 31, 2019. In addition, we wrote off an aggregate credit loss reserve previously recognized of $3,511,243 and the same corresponding balance related to the note and interest receivables during the year ended December 31, 2019.

As of December 31, 2018, our net investment in note receivable related to LSC was $1,836,000. During the year ended December 31, 2019, we did not recognize any finance income. During the year ended December 31, 2018, we recognized finance income of $455,913, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the years ended December 31, 2019 and 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	3,511,243
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of December 31, 2018	$3,511,243
Provisions	-
Write-offs, net of recoveries	(3,511,243)
Allowance for credit loss as of December 31, 2019	$-

(4)  Leased Equipment at Cost

On July 5, 2016, two supramax bulk carrier vessels were redelivered to us by a lessee who had defaulted on its lease payment and purchase obligations prior to lease expiration. Upon redelivery, the vessels were renamed “Bulk Progress” and “Bulk Power” and were bareboat chartered to Americas Bulk Transport (BVI) Limited (“Americas Bulk”) for five years. Charter hire payments varied month-to-month as a result of a profit sharing arrangement set forth in the charters.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

On May 8, 2018, we and Americas Bulk entered into an agreement in which both parties agreed to jointly market and sell the two vessels during the remainder of 2018, with Americas Bulk continuing to pay charter hire in accordance with the charters until the sale of the vessels. As of June 30, 2018, the vessels met the criteria to be classified as assets held for sale and since that time, no further depreciation was recorded on the vessels. Depreciation expense was $425,714 for the year ended December 31, 2018.

On August 22, 2018 and September 17, 2018, the Bulk Progress and the Bulk Power, respectively, were sold to unaffiliated third parties, each for a gross purchase price of $11,500,000. As a result, we recorded an aggregate gain on sale of $1,460,924 during the year ended December 31, 2018. For the year ended December 31, 2018, pre-tax income associated with the vessels was $1,826,094.

(5)	Vessel

On June 17, 2016, a crude oil tanker was redelivered to us by a lessee who had defaulted on its lease payment and purchase obligations prior to lease expiration. Upon redelivery, the vessel was dry-docked until early July 2016, after which we renamed the vessel “Shamrock.” On July 14, 2016, we entered the Shamrock into a pooling arrangement, Stena Sonangol Suezmax Pool LLC (the “Stena Pooling Arrangement”), with other crude oil tankers owned by unaffiliated third parties. The term of the Stena Pooling Arrangement was for at least 12 months, after which the time charter and participation of the vessel in the pool could have been terminated by either party at any time. As part of the Stena Pooling Arrangement, we received a monthly distribution, calculated on a time charter equivalent basis, whereby net pool earnings were allocated to each pool participant according to an agreed upon formula based on, among other things, the number of days a vessel operates in the pool and other technical characteristics, such as speed and fuel consumption. The Stena Pooling Arrangement also included a shortfall provision that required us to pay back a portion of the monthly distribution received upon certain criteria being met if we removed the vessel from the pool. Monthly distributions, net of any amount subject to the shortfall provision, were recognized as pool revenue on our consolidated statements of operations.

During the year ended December 31, 2017, an impairment assessment on the Shamrock was triggered as a result of a price indicator from a potential purchaser as part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets. As a result of such assessment, we recorded an impairment loss of $9,445,807 based on an estimated fair value of the vessel of $36,000,000. Key assumptions used in determining fair value included assigning probabilities to (i) fair values determined by two third-party valuation firms and (ii) fair value derived from discounted cash flows using then current charter rates and sales data from a reputable firm who provides integrated shipping data and services. In addition, our Managing Trustee reassessed the residual value of the vessel and as a result of the adjusted carrying value and the change in residual value, our monthly depreciation decreased by $41,644, effective October 1, 2017.

The shortfall provision expired on July 14, 2018. As a result, during the three months ended September 30, 2018, we recognized revenue of $3,013,554 that was previously deferred through June 30, 2018 due to this shortfall provision. In addition, during the three months ended September 30, 2018, we were in discussions with a broker for the potential sale of the Shamrock. On October 12, 2018, we signed a memorandum of agreement with a potential buyer to sell the Shamrock for an agreed-upon sale price of approximately $30,000,000. Our Managing Trustee determined that the vessel met the criteria to be classified as asset held for sale resulting in (i) a reclassification of the Shamrock from vessel to asset held for sale on our consolidated balance sheet as of September 30, 2018 and (ii) no further deprecation was recorded related to the Shamrock. Depreciation expense was $1,203,312 for the year ended December 31, 2018. As part of this assessment, we recorded an impairment loss of $5,495,584 during the three months ended September 30, 2018 to write down the Shamrock to its estimated fair value less cost to sell in accordance with U.S. GAAP.

On December 14, 2018, the Shamrock was sold to an unaffiliated third party for a gross purchase price of $29,600,000. No significant gain or loss was recognized from the sale. As part of the sale, the Shamrock was withdrawn from participation in the Stena Pooling Arrangement. On December 20, 2018, we were advised by the commercial manager of the pool that it made an error in calculating the pool points allocated to the Shamrock for a period of time and as a result, the manager of the pool over-allocated $1,172,057 of earnings to the Shamrock. As of December 31, 2018, we had gross pool earnings of $1,603,409 due from the pool. As a result of the commercial manager’s claims and the fact that we had not yet received payment of this receivable, we recorded an allowance against the receivable of $1,172,057 during the three months ended December 31, 2018. During the year ended December 31, 2019, we worked with both the commercial manager and the technical manager engaged by and affiliated with the commercial manager in order to perform a review of the revised pool point calculations. In December 2019, we entered into a settlement agreement with the commercial manager and its affiliates and as a result, we (i) reversed $41,992 of our credit loss reserve against the pool earnings receivable, and (ii) wrote off the remaining credit loss reserve and the corresponding balance of such receivable of $1,130,065 during the year ended December 31, 2019.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

For the years ended December 31, 2019 and 2018, pre-tax income (loss) associated with the Shamrock was $40,755 and ($5,897,337), respectively.

(6)	Investment in Joint Ventures

TMA

As part of the restructuring of our note receivable with TMA in January 2018, two joint ventures, each owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fifteen, acquired a 12.5% equity interest in two affiliates of TMA. The joint ventures accounted for such equity interests under the equity method until June 29, 2018, when the joint ventures no longer had influence over the operating and financial policies of these two affiliates of TMA and as a result, commenced accounting for such equity interests under the cost method.

Offshore Support Vessel

On December 19, 2011, a joint venture owned 40% by us and 60% by Fund Fifteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of related party debt (see Note 8) and equity from us and Fund Fifteen, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with a lessee for a period of nine years to commence on the delivery date of the vessel. The lessee’s obligations were guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000.

In May 2016, the lessee began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. During the year ended December 31, 2017, (i) the lessee and Ezra defaulted on their obligations and both filed for bankruptcy, (ii) the bareboat charter and the time charter were both terminated by the Bankruptcy Court and (iii) we repossessed the AMC Ambassador. While the AMC Ambassador was on lease to the lessee, the joint venture recorded a credit loss of $7,271,958 during the year ended December 31, 2016, of which we were only allocated $1,306,625 of such credit loss as our investment in the joint venture was written down to zero. During the year ended December 31, 2017, the joint venture repossessed the vessel and recorded an aggregate impairment loss of $3,817,962, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

On June 27, 2018, the AMC Ambassador was sold to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle the joint venture’s non-recourse long-term debt obligations related to the vessel. As a result, the joint venture recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270, of which we were allocated $0 as our investment in the joint venture was previously written down to zero and our share of such net gain did not exceed our share of losses previously not recognized.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, commencing July 1, 2017, the joint venture ceased recognizing rental income on the lease. During the year ended December 31, 2017, the joint venture performed impairment tests on the vessel and recorded an aggregate impairment loss of $19,295,230, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero.

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

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture released Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which was used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest continued to maintain the vessel in its then current condition until December 15, 2018. Effective December 16, 2018, we engaged the existing ship management company for the vessel, with costs to be reimbursed by DVB Asia under the DVB Asia Addendum. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture was allocated $566,667, of which our share was $70,833 and (b) the remaining $433,333, net of any reimbursement from DVB Asia pursuant to the DVB Asia Agreement and the DVB Asia Addendum, was applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they sought to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018, which was further extended on multiple occasions in 2019.

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

As a result of the termination of the bareboat charter, the joint venture reclassified the offshore supply vessel from leased equipment at cost to vessel on its consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000. During the remainder of 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities. On December 11, 2018, the joint venture signed a memorandum of agreement to sell the vessel to a third-party purchaser, subject to satisfaction of closing conditions. Based on offers received from potential purchasers through prior negotiations, and the agreed upon purchase price pursuant to the memorandum of agreement, our Managing Trustee performed impairment tests and determined that the joint venture should record an aggregate impairment loss of $10,611,836 during the year ended December 31, 2018, of which no loss was allocated to us as our investment in joint venture was previously written down to zero.

Upon the satisfaction of all closing conditions, on March 11, 2019, the joint venture sold the vessel to the third-party purchaser for $2,300,000 in accordance with the memorandum of agreement and incurred selling costs of $178,614. The joint venture recorded a gain of $43,386 as a result of the sale. In addition, the joint venture recognized a gain on extinguishment of debt of $16,340,934 in May 2019 by using its remaining cash on hand, inclusive of the net sale proceeds from the vessel, to pay down a portion of the outstanding debt obligations, with DVB Asia forgiving the repayment of the joint venture’s remaining outstanding debt obligations. We were not allocated any gain from the sale of the vessel or from the gain on extinguishment of debt during the year ended December 31, 2019 as our investment in joint venture was previously written down to zero and our share of such gains did not exceed our share of losses previously not recognized.

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

December 31, 2019

(unaudited)

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

Motor Cargo Vessel

As a result of (i) the continuous defaults of the secured term loan credit facility and related transaction documents by CFL; (ii) our arrest and seizure of the motor cargo vessel in April 2019; (iii) the judicial sale of the vessel in June 2019 by way of public auction; and (iv) the Court’s confirmation of such judicial sale in July 2019, the U.S. Marshal issued a bill of sale on July 11, 2019 reflecting ICON Momentum, a joint venture owned 17% by us, as the owner of the vessel (see Note 3). In order to commence generating cash proceeds from the vessel, in July 2019, ICON Momentum entered into a six-month bareboat charter with FWN that (a) became effective on October 10, 2019; (b) provided for the monthly drawdown of charter hire deposited by FWN with ICON Momentum; and (c) granted FWN options to purchase the vessel during the charter period. ICON Momentum accounted for the charter as a sales-type lease and the joint venture recognized a selling profit of $208,227 on the commencement of the charter, of which our portion was $35,399. On February 10, 2020, FWN exercised its option to purchase the vessel pursuant to the terms of the bareboat charter for a purchase price of $6,722,000, of which our portion was $1,142,740. No gain or loss was recognized by the joint venture from this sale transaction.

Information as to the results of operations of this joint venture is summarized as follows:

Year Ended December 31, 2019
Revenue	$322,522
Net income	$106,414
Our share of net income	$18,090

(7)	Non-Recourse Long-Term Debt

As of December 31, 2019 and 2018, we had no non-recourse long-term debt obligations. All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the borrower defaulted on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt.

On October 1, 2010, we entered into a loan agreement with DVB Bank SE (“DVB”) and Norddeutsche Landesbank Girozentrale (“Nord LB,” and together with DVB, the “lenders”) under which we borrowed $43,500,000 to finance the acquisition of the two supramax bulk carrier vessels that were renamed the Bulk Progress and the Bulk Power in July 2016. The loan was scheduled to mature on September 30, 2017 and bore interest at a fixed rate of 4.9825% for the first four years and then changed to a variable rate of LIBOR plus 3.85%. On July 6, 2016, we (i) repaid $10,000,000 to satisfy in full the portion of the outstanding balance of the loan due to Nord LB, net of a discount of $2,427,602, and (ii) refinanced the existing outstanding balance of the loan due to DVB of $10,700,000 with a new $10,700,000 facility agreement that we entered into with DVB on June 30, 2016. This refinancing transaction was consummated to coincide with redelivery of the vessels to us by the lessee and our entry into new five-year charters with Americas Bulk, effective July 6, 2016. The new facility was scheduled to mature on April 30, 2021 and bore interest at LIBOR plus 3.85%.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

For the year ended December 31, 2018, we recognized interest expense of $481,862 related to the amortization of our remaining debt financing costs.

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

We paid distributions to our Managing Trustee of $138,889 and $109,091 for the years ended December 31, 2019 and 2018, respectively. Our Managing Trustee’s interest in the net loss attributable to us was $27,851 and $92,969 for the years ended December 31, 2019 and 2018, respectively.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2019	2018
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	$558,827	$857,811

(1)  Amount charged directly to operations.

At December 31, 2019 and 2018, we had a net payable of $178,717 and $259,118, respectively, due to our Managing Trustee and affiliates, which primarily consisted of administrative expense reimbursements due to our Managing Trustee.

We partially funded a joint venture owned 40% by us through a note receivable due from the joint venture that acquired the AMC Ambassador. The note bore interest at 15.5% per year and was scheduled to mature on June 4, 2019. As a result of the credit and impairment losses recorded by the joint venture related to the AMC Ambassador (see Note 6), collectability of the note receivable was in doubt and we ceased income recognition on the note receivable and commenced recognizing credit losses during 2016. As of December 31, 2017, the related party note receivable was fully reserved. As a result of the sale of the AMC Ambassador by our joint venture, we wrote off the aggregate credit loss reserve and corresponding balance related to the note receivable of $2,843,981 during the year ended December 31, 2018. No interest income was recognized for the year ended December 31, 2018 as the note receivable was on non-accrual status.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost or vessel, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following table summarizes the valuation of our material non-financial asset measured at fair value on a nonrecurring basis, which is presented as of the date the impairment loss was recorded, while the carrying value of the asset is presented as of December 31, 2018:

					Impairment Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2018 (1)	Level 1	Level 2	Level 3	December 31, 2018
Vessel	$-	$-	$-	$30,000,000 (2)	$5,495,584

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

December 31, 2019

(unaudited)

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

Assets for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables.

	December 31, 2019
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed-rate note receivable	$1,332,874	$1,392,849

(10)	Income Taxes

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

Deferred tax assets are comprised of the following:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,313,437	$1,702,141
Unused credit loss deductions	-	5,107
Excess interest expense carryforwards	-	41,111
Valuation allowance	(1,313,437)	(1,748,359)
Total net deferred tax assets	$-	$-

Net operating losses generated during 2018 and onwards from UBT are available to offset only 80% of taxable income each year with indefinite carryforward periods. Net operating losses generated before 2018 from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2038. The unused net operating losses generated before 2018 are not subject to the 80% limitation of taxable income.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

In March 2019, we reached a settlement with the City of New York Department of Finance (the “City”) related to its UBT audit for the 2012 and 2013 tax years. During 2019, the City commenced a new UBT audit for the 2014 through 2017 tax years. In February 2020, we reached a settlement with the City covering all four tax years from 2014 through 2017. As of December 31, 2019, we have provided for such UBT taxes related to the four tax years that we settled in February 2020, including amounts covering interest and penalties, where applicable. Tax year 2018 remains open for examination. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

At times, our cash may exceed insured limits. We have placed these funds in a high-quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2019, we had two borrowers that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in one joint venture. For the year ended December 31, 2018, we had one lessee and two borrowers that accounted for 95.5% of our combined rental and finance income. Our pool revenue for the years ended December 31, 2019 and 2018 was solely related to a vessel that we placed into service by participating in a pooling arrangement.

At December 31, 2019, we had one borrower that accounted for 15.3% of total assets. Additionally, we had one lessee through one of our joint venture investments that accounted for 12.2% of total assets.

At December 31, 2018, no lessees or borrowers accounted for more than 10% of total assets.

(12) Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2019
	North America	Vessels (a)	Total
Revenue:
Finance income	$-	$313,464	$313,464
Pool revenue	$-	$41,992	$41,992
Income from investment in joint ventures	$-	$18,090	$18,090

	At December 31, 2019
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$-	$1,332,874	$1,332,874
Investment in joint ventures	$-	$1,478,668	$1,478,668

(a) Vessels are generally free to trade worldwide.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

	Year Ended December 31, 2018
	North America	Vessels (a)	Total
Revenue:
Finance income	$455,913	$440,109	$896,022
Rental income and pool revenue	$-	$7,422,754	$7,422,754
Income from investment in joint ventures	$2,866	$271,146	$274,012

	At December 31, 2018
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$1,836,000	$3,530,243	$5,366,243
Investment in joint ventures	$-	$412,649	$412,649

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

On September 27, 2016, we commenced a legal proceeding against Center Navigation Ltd. and Geden Holdings Ltd. (“Geden”) seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charter and guaranty, respectively, related to a crude oil tanker. This legal proceeding continues in the discovery phase.

On June 11, 2018, we commenced legal proceedings against (i) Amazing Shipping Ltd. (“Amazing Shipping”) and Geden; and (ii) Fantastic Shipping Ltd. (“Fantastic Shipping”) and Geden, each seeking monetary damages incurred as a result of their failure to meet their payment and performance obligations under the charters and guarantees, respectively, related to two supramax bulk carrier vessels. Amazing Shipping, Fantastic Shipping and Geden each failed to respond to our claims filed in the relevant proceeding. As a result, default judgments were issued against Geden and its affiliates on June 10, 2019.

On August 31, 2018, we arrested the Advantage Sky, a vessel owned by Advantage Sky Shipping LLC (“Advantage Shipping”), in the territorial waters of South Africa as security for all amounts owed to us by Geden and its affiliates related to the three vessels. This arrest was part of our underlying claims that assets were transferred by Geden to Advantage Shipping in bad faith. Advantage Shipping has claimed that we have improperly arrested the vessel resulting in damages in an amount to be determined, which we believe is entirely without merit. Advantage Shipping made an application to the court for security from us to cover damages and costs incurred by them in the event we are found to have improperly arrested the vessel. In May 2019, we provided a written undertaking to the court to cover such amounts, if the court rules in favor of Advantage Shipping at trial. Such undertaking prohibits us from making cash distributions to our beneficial owners until the court issues its final judgment, which we have complied with. The final hearing on the arrest was held on October 16, 2019 and a final judgment from the court is expected during the first half of 2020. In the meantime, we are engaged in preliminary settlement discussions.

(14) Income Tax Reconciliation

At December 31, 2019 and 2018, the beneficial owners’ equity included in the consolidated financial statements totaled $8,064,643 and $24,738,657, respectively. The beneficial owners’ equity for federal income tax purposes at December 31, 2019 and 2018 totaled $6,940,456 and $29,682,388, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss and taxable income or loss from joint ventures between financial reporting purposes and federal income tax purposes.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes:

	Years Ended December 31,
	2019	2018
Net loss attributable to Fund Fourteen Liquidating Trust per consolidated financial statements	$(2,785,127)	$(9,296,920)
Depreciation and amortization	-	(2,009,938)
Taxable (loss) income from joint ventures	(1,519,058)	2,325,674
Taxable gain on sale of investment in joint venture	-	1,216,329
Loss on sale of assets	-	(9,644,621)
Credit loss	(3,759,322)	896,086
Other	(738,341)	819,161
Net loss attributable to Fund Fourteen Liquidating Trust for federal income tax purposes	$(8,801,848)	$(15,694,229)

Schedule II – Valuation and Qualifying Accounts
(unaudited)

Description	Balance at Beginning of Year	Reductions/Additions Charged to Profit and Loss	Deduction	Balance at End of Year
Deducted from asset accounts:

Year Ended December 31, 2019

Credit loss/uncollectability reserve	$4,683,300	$(41,992)	$4,641,308(a)	$-

Year Ended December 31, 2018

Credit loss/uncollectability reserve	$5,459,139	$4,683,300	$5,459,139(b)	$4,683,300

(a) Represents the write-off of the previously reserved balance of the note receivable related to LSC  and other receivables related to the Shamrock.

(b) Represents the write-off of the previously reserved balance of the note and interest receivables related to TMA and the note receivable from joint venture that owned the AMC Ambassador.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2019, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust

(Registrant)

By:	ICON Capital, LLC
(Managing Trustee of the Registrant)

March 16, 2020

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

March 16, 2020

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